Form 10-K
period 2007-09-30
NEENAH ENTERPRISES, INC.; NEENAH FOUNDRY CO
filed 2007-12-28
CIK 855667, 1040599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 2007.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commisson	Name of Registrant, State of Incorporation,	IRS Employer
File No.	Address of Principal Executive Offices, and Telephone No.	Identification No.

000-52681	NEENAH ENTERPRISES, INC.	25-1618281
(a Delaware Corporation) 2121 Brooks Avenue P.O. Box 729 Neenah, WI 54957 (920) 725-7000
333-28751	NEENAH FOUNDRY COMPANY	39-1580331
(a Wisconsin Corporation) 2121 Brooks Avenue P.O. Box 729 Neenah, WI 54957 (920) 725-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Neenah Enterprises, Inc., Common Stock, par value $0.01 per share

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

	Neenah Enterprises, Inc.	Neenah Foundry Company

Large accelerated filer	☐	☐
Accelerated filer	☐	☐
Non-accelerated filer	☑	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Neenah Enterprises, Inc.  Yes ☐     No ☑

Neenah Foundry Company  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Neenah Enterprises, Inc.	Since there was no established market for the common stock as of March 30, 2007, there was no market value for the shares of such stock held by non-affiliates of the registrant as of such date.
Neenah Foundry Company	The aggregate market value of the common equity of Neenah Foundry Company held by non-affiliates as of March 30, 2007 was zero. All of the common stock of Neenah Foundry Company is held by NFC Castings, Inc., a wholly owned subsidiary of Neenah Enterprises, Inc.

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Neenah Enterprises, Inc.	As of December 7, 2007, Neenah Enterprises, Inc. had 13,741,337 shares of common stock outstanding.
Neenah Foundry Company	As of December 7, 2007, Neenah Foundry Company had 1,000 shares of common stock outstanding, all of which were owned by NFC Castings, Inc, a wholly owned subsidiary of Neenah Enterprises, Inc.

Documents Incorporated by Reference

Certain portions of Neenah Enterprises, Inc.’s Proxy Statement to be filed for its Annual Meeting of Stockholders to be held on January 24, 2008 are incorporated by reference into Part III of this Form 10-K.

NEENAH ENTERPRISES, INC.
NEENAH FOUNDRY COMPANY

FISCAL YEAR 2007
FORM 10-K

ANNUAL REPORT

Item		Page

	Filing Format	1
	Special Note Regarding Forward-Looking Statements	1
	Introduction	2

PART I
1.	Business	2
1A.	Risk Factors	13
1B.	Unresolved Staff Comments	21
2.	Properties	21
3.	Legal Proceedings	22
4.	Submission of Matters to a Vote of Security Holders	22
	Executive Officers of the Registrant	23

PART II
5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
6.	Selected Financial Data	24
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
7A.	Quantitative and Qualitative Disclosures About Market Risk	34
8.	Financial Statements and Supplementary Data	34
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34
9A.	Controls and Procedures	34
9B.	Other Information	35

PART III
10.	Directors, Executive Officers and Corporate Governance	35
11.	Executive Compensation	35
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
13.	Certain Relationships and Related Transactions, and Director Independence	35
14.	Principal Accountant Fees and Services	35

PART IV
15.	Exhibits and Financial Statement Schedules	36
	Signatures	93
	Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act	94
	Exhibit Index	95
Amended Bylaws of Neenah Foundry Company
Agreement for Payment of Supplemental Benefits
Neenah Foundry Company Amended and Restated 2003 Severance and Change of Control Plan
Ratio of Earnings to Fixed Charges
Subsidiaries of Neenah Enterprises, Inc.
Certification of CEO of Neenah Enterprises, Inc. Pursuant to Section 302
Certification of CFO of Neenah Enterprises, Inc. Pursuant to Section 302
Certification of CEO of Neenah Foundry Company Pursuant to Section 302
Certification of CFO of Neenah Foundry Company Pursuant to Section 302
Certification of CEO and CFO of Neenah Enterprises, Inc. Pursuant to Section 906
Certification of CEO and CFO of Neenah Foundry Company Pursuant to Section 906

i

Filing Format

This combined Form 10-K is being filed separately by Neenah Enterprises, Inc. (“NEI”) and Neenah Foundry Company (“Neenah”). NEI (formerly ACP Holding Company) has no business activity other than its ownership of NFC Castings, Inc. Neenah is a wholly owned subsidiary of NFC Castings, Inc.

Special Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K include some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. All statements other than statements of current or historical fact contained in this Annual Report on Form 10-K, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “will” and similar expressions, as they relate to us, are intended to identify forward-looking statements. In particular, these include, among other things, statements relating to:

•	our significant indebtedness;

•	our future cash flow and earnings;

•	our ability to meet our debt obligations;

•	the effects of general industry and economic conditions;

•	our ability to retain our significant customers and rely on our significant suppliers;

•	our ability to compete with competitors in our industry;

•	the outcome of any litigation and labor disturbances in which we may be involved; and

•	our ability to attract and retain qualified personnel.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in Item 1A, “Risk Factors,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In light of these risks, uncertainties and assumptions, the forward-looking statements in this Annual Report on Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. In particular, the factors that could cause our results to differ materially from current expectations include, among others, material disruptions to the major industries we serve; continued price fluctuations in the scrap metal market; increases in price or interruptions in the availability of metallurgical coke; regulatory restrictions or requirements; developments affecting the valuation or prospects of the casting and forging industries generally or our business in particular; and the outcome of legal proceedings in which we are involved. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this Annual Report on Form 10-K.

Our forward-looking statements speak only as of the date of this filing.

Introduction

On August 3, 2007, NEI recapitalized and we took steps intended to facilitate the development of a market in NEI common stock, but there can be no assurance that we will be successful in developing such a market. Specifically, we have registered NEI’s common stock under Section 12(g) of the Securities Exchange Act of 1934, by filing a Form 10 registration statement with the Securities and Exchange Commission, and we amended NEI’s certificate of incorporation and bylaws in several respects. The amendments to the certificate of incorporation include:

•	a change of the name from ACP Holding Company to Neenah Enterprises, Inc.;

•	a reverse stock split in which each five of the outstanding shares of NEI’s common stock have been converted into one share of new common stock, with corresponding adjustments to NEI’s outstanding warrants to purchase shares of NEI’s common stock;

•	a change of NEI’s authorized capital stock to 36 million shares, consisting of 35 million shares of common stock and one million shares of preferred stock, with the preferred stock having such rights and being issuable in one or more classes or series as determined by the board of directors;

•	a provision that NEI’s board of directors will consist of no less than three nor more than nine directors (prior to the recapitalization the bylaws provided for a board of between two and seven directors) as fixed from time to time by a resolution approved by the vote of a majority of the directors then in office at a meeting at which a quorum is present, plus any directors that may be elected pursuant to the terms of any preferred stock that may be issued and outstanding from time to time; and

•	a prohibition of NEI stockholder action by written consent in lieu of a meeting and a requirement that special meetings of stockholders can be called only by the board of directors or the chairman of the board or upon the written request of stockholders owning not less than 50% of the outstanding shares of common stock.

In addition, the bylaw amendments include a requirement that NEI receive advance notice and other specified information regarding any nominees for director and any other business to be brought before a stockholders’ meeting by any stockholder.

PART I

Item 1.	Business

As used in this report, except as the context otherwise requires, the terms “NEI,” “ACP,” “Company,” “we,” “our,” “ours,” and “us” refers to Neenah Enterprises, Inc. (formerly ACP Holding Company) and its direct and indirect subsidiaries, collectively and individually, as appropriate from the context. Except as the context otherwise requires, “Neenah” refers to our indirect subsidiary, Neenah Foundry Company, and its wholly-owned subsidiaries, Deeter Foundry, Inc. (“Deeter”), Mercer Forge Corporation (“Mercer”), Dalton Corporation (“Dalton”), Advanced Cast Products, Inc. (“Advanced Cast Products”), Gregg Industries, Inc. (“Gregg”), Neenah Transport, Inc. (“Transport”) and Cast Alloys, Inc. (“Cast Alloys”), which is inactive, and their respective subsidiaries. “NFC” refers to NFC Castings, Inc., which is a wholly owned subsidiary of NEI and the parent of Neenah. NEI does not have any material assets or liabilities other than its indirect ownership of Neenah and Neenah’s subsidiaries. Neenah and Neenah’s subsidiaries (rather than NEI) are obligors or guarantors under our bank credit agreement and outstanding notes. Our fiscal year ends on September 30.

Our organizational chart is as follows:

Overview

We are one of the largest independent foundry companies in the United States, and we believe we are one of only two national suppliers of castings to the heavy municipal market. Our broad range of heavy municipal iron castings includes manhole covers and frames, storm sewer frames and grates, heavy-duty airport castings, specialized trench drain castings and ornamental tree grates. We sell these municipal castings throughout the United States to state and local government entities, utility companies, precast concrete manhole structure producers and contractors for both new construction and infrastructure replacement. We are also a leading manufacturer of a wide range of complex industrial iron castings and steel forgings, including specialized castings and forgings for the heavy-duty truck industry, a broad range of iron castings and steel forgings for the construction equipment and farm equipment industries, and iron castings used in heating, ventilation and air conditioning, or HVAC, systems.

We have been able to achieve significant market shares in the major markets we serve. Each of our 10 manufacturing or machining facilities has unique capabilities to effectively serve our market niches.

We believe that the following factors have contributed to our success.

•	Leadership position in a relatively stable municipal market. We are one of the leading suppliers of castings to the domestic municipal products market and, we believe, one of only two national suppliers, with approximately 15,000 customers in all 50 states and over 6,000 part numbers shipped every year. Approximately 40% of the individual part numbers we shipped last year for the municipal market were in quantities of fewer than 10 pieces, which we believe creates a significant barrier to entry. We also believe that we are the only manufacturer that has invested in the unique patterns required to make many of these specific products, resulting in significant barriers to entry.

•	Significant customer dependence on Neenah. The patterns for municipal products seldom become obsolete and have been developed to various state and municipality specifications. These patterns are 100% owned by Neenah. As a market leader, our municipal castings are often specified as the standard in municipal contracts. Although the patterns for industrial castings are owned by the customer and not the foundry, industrial patterns are not readily transferable to other foundries without, in most cases, significant additional investment. We estimate that we have historically retained throughout the product life cycle over 95% of the patterns that we have been awarded. We believe we have the only tooling for a significant majority of our industrial products by net sales.

•	Large and experienced sales and marketing force. Neenah has one of the largest sales and marketing forces serving the U.S. heavy municipal end-user market. We also employ a dedicated industrial casting sales force organized by facility. Our sales force supports ongoing customer relationships, and works with customers’ engineers and procurement representatives as well as our own engineers, manufacturing management and quality assurance representatives throughout all stages of the production process to ensure that the final product consistently meets or exceeds the specifications of our customers. This team approach, consisting of sales, marketing, manufacturing, engineering and quality assurance efforts, is an integral part of our marketing strategy. In addition, our 14 distribution and sales centers around the U.S. provide our municipal products customers with readily available castings to meet their needs.

•	Focused manufacturing facilities with an emphasis on quality and implementation of lean manufacturing concepts. We operate 10 focused manufacturing and/or machining facilities in six states. We focus our facilities on the specific markets and market segments that they are best suited to serve, creating what we believe to be an efficient process flow which enables us to provide superior products to each of our chosen markets. We continuously focus on productivity gains by improving upon the individual steps of the casting process, which enables us to produce castings in low and medium volume quantities on high volume, cost-effective molding equipment. With a major focus on implementing lean manufacturing and Six Sigma, we are continuously striving for improvement of operations and personnel, emphasizing defect prevention, safety and the reduction of variation and waste in all areas.

•	Value-added machining capabilities. Through our four machining facilities, we are able to deliver a machined product to many of our customers, capturing a greater share of the value chain and ensuring a loser working relationship. The casting machining process can contribute significantly to the value of the end-product, in particular in certain custom situations where high-value specialized machining is required. We continually evaluate opportunities to increase our value-added machining services.

•	Experienced and well-respected senior management team. Our senior management team provides a depth and continuity of experience in the casting industry.

Background

Our business was founded in 1872 and operated for 125 years by the founding family. In 1997, Neenah Corporation (Neenah’s parent holding company at that time) was acquired by NFC, a wholly owned subsidiary of ACP. A short time later Neenah Foundry Company merged with and into Neenah Corporation and the surviving company changed its name to Neenah Foundry Company.

In 1998, Neenah acquired all the capital stock of Deeter, Mercer and Dalton. ACP already owned Advanced Cast Products prior to the time ACP acquired its interest in Neenah. In 1999, Neenah acquired Gregg.

Since 1945, Deeter has been producing gray iron castings for the heavy municipal market. The municipal casting product line of Deeter includes manhole frames and covers, storm sewer inlet frames, grates and curbs, trench grating and tree grates. Deeter also produces a wide variety of special application construction castings. These products are utilized in waste treatment plants, airports, telephone and electrical construction projects.

Founded in 1954, Mercer produces complex-shaped forged components for use in transportation, railroad, mining and heavy industrial applications. Mercer is also a producer of microalloy forgings.

Dalton manufactures and sells gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy-duty truck transmissions and other automotive parts.

Advanced Cast Products manufactures ductile iron castings, primarily for companies in the heavy-duty truck, construction equipment and railroad industries. Advanced Cast Products’ production capabilities also include a range of finishing operations including austempering and machining.

Gregg manufactures gray and ductile iron castings, primarily for engine turbo-chargers and heavy-duty truck applications.

Prior to 2003, Neenah also purchased and either sold or discontinued several other operations, including Cast Alloys, a manufacturer of investment-cast titanium and stainless steel golf clubheads; Hartley Controls Corporation, a manufacturer of foundry sand control equipment; Peerless Corporation, which machined roller bearing adaptors for the railroad industry; and Belcher Corporation, a malleable iron green sand foundry. See Item 1, “Business,” for an organizational chart of the Company.

Beginning in 2000, several trends converged to create an extremely difficult operating environment for the Company. First, there were dramatic cyclical declines in some of our most important markets including trucks, railroad, construction and agriculture equipment. Second, there was a major inventory adjustment by manufacturers in the residential segment of the HVAC equipment industry, resulting in fewer orders for Dalton’s HVAC castings. Third, domestic foundries had been suffering from underutilized capacity, significantly increased foreign competition, continued price reduction pressure from customers and other competitors, and increased costs associated with heightened safety and environmental regulations. These factors caused and to some extent continue to cause a substantial number of foundries to cease operations or file for bankruptcy protection.

Beginning in May 2000, we took aggressive steps to offset the impact of the decline in sales and earnings and improve cash flow in the difficult market environment, including an executive management change, sales of non-core assets, a reduction in our labor force, a slowdown in capital expenditures, and selected price increases. Despite these steps, the credit rating agencies began to downgrade Neenah’s outstanding debt obligations in early 2000. On July 1, 2003, we launched a pre-petition solicitation of acceptances with respect to an alternative joint plan of reorganization that was ultimately approved. On August 5, 2003, ACP, Neenah and all of our other wholly-owned domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. By order dated September 26, 2003, the Bankruptcy Court confirmed our Plan of Reorganization and the Plan of Reorganization became effective on October 8, 2003. The Plan of Reorganization allowed us to emerge from bankruptcy with an improved capital structure and, because we had arranged to continue paying our trade debt on a timely basis during the pendency of the Chapter 11 case, at the time of emergence, we had sufficient trade credit to continue operations in the ordinary course of business.

On July 29, 2005, ACP and Neenah announced that an investment banking firm had been engaged to assist in exploring the potential sale or merger of Neenah or ACP or a significant portion of their assets or capital stock. On

November 29, 2005, we announced that our board of directors, which is also the board of directors of Neenah, had unanimously voted to end the sale or merger process and turn our focus to successfully implementing our business plan.

On May 25, 2006, we experienced a change of control when Tontine Capital Partners, L.P. (“TCP”) became the beneficial owner of a majority of the outstanding shares, on a fully-diluted basis, of ACP. As a result of subsequent transactions completed by June 12, 2007, as of that date, TCP and an affiliate, Tontine Capital Overseas Master Fund, L.P. (“TCO” and, together with TCP, “Tontine”) beneficially owned, in the aggregate, 45,328,488 shares of ACP common stock (9,065,697 shares after our subsequent 1-for-5 reverse stock split), representing approximately 56% of all shares outstanding of ACP on a fully-diluted basis and approximately 67% of the 68,113,822 shares then actually outstanding (approximately 13,622,764 shares after our subsequent 1-for-5 reverse stock split).

Industry Overview

There are approximately 2,200 independent foundries in the United States with 80% of them employing fewer than 100 employees. Only a small portion compete regularly with us, along with a number of foreign foundries. The iron foundry industry has gone through significant consolidation over the past 20 years, which has resulted in a significant reduction in the number of foundries and a rise in the share of production by the remaining foundries. We have gained business as a result of ongoing consolidation. Metal casting has historically been a cyclical industry with performance generally correlated with overall economic conditions and also directly affected by government (including environmental) regulation, foreign imports, and energy costs.

Most manufactured goods either contain or are made on equipment containing one or more cast components. Metal castings are prevalent in most major market segments, including pipes and fittings, air conditioners, automobiles, trucks, construction equipment and agricultural equipment as well as within streets and highways. While general economic conditions have a directional effect on the foundry industry as a whole, the strength of a particular end-market has a significant effect on the performance of particular foundries serving those markets. The historic stability of the heavy municipal market has helped mitigate the effects of downturns in our more cyclical industrial end-markets, such as the heavy-duty truck market.

Business Strategy

We are focused on increasing stakeholder value through continued growth and refinement of our business, improvement of our profit margins and continually providing our customers with the highest levels of product quality and customer service. Key elements of our strategy are outlined below.

•	Continued penetration of core markets. We seek to optimize our competitive position in heavy municipal and industrial castings through separate strategies tailored to the specific needs of each business. We expect to grow and leverage the strength and stability of the municipal business by continuing to expand our participation in markets already served and by augmenting our cost competitive capacity through the installation of a new state-of-the-art mold line for larger, low volume castings, which we expect will enhance production efficiencies, increase capacity and provide expanded molding capabilities. We intend to further develop selected areas of the industrial business, such as construction and agricultural products, and further our relationships with existing customers through production of more complex industrial castings, while seeking out selected new customers. Additionally, industry consolidation has resulted in a significant reduction in the number of foundries and a rise in the share of production by the remaining foundries. We continue to capitalize on on-going consolidation by taking advantage of opportunities created by the closing of weak, inefficient foundries.

•	Deepen and expand customer relationships. We focus on creating close working relationships with our customers by developing multiple points of contact throughout their organizations. In addition to supporting on-going customer relationships, our sales force also works with customers’ engineers and procurement representatives as well as with our own engineers, manufacturing managers and quality assurance representatives throughout all stages of the production process to ensure that the final product consistently meets or exceeds the specifications of our customers. Since we are the sole-source supplier for the majority of the products that we provide to our industrial customers, we intend to expand those relationships by continuing to participate in the development and production of more complex industrial castings, while seeking out selected new customers who would value our capabilities and performance reputation, technical ability and high level of quality and service.

•	Value-added focus. Our ability to provide value-added machining enhances the value of the products we produce and is a competitive advantage as it positions us as a vital link in each customer’s supply chain by providing customers with a single source alternative that reduces supply chain costs and shortens lead times. Customers are increasingly requesting that foundries supply machined components as it reduces handling as well as their cost to process. We focus on value-added precision machined components involving highly specialized and complex processes and, in some cases, difficult to machine materials. We are currently working to further increase our market position by expanding our value-adding machining capacity and our austempered ductile iron capabilities.

•	Continuous efficiency gains and cost reductions. We continually seek ways to reduce our operating costs and increase our manufacturing productivity. We believe that a combination of pricing adjustments and cost savings has mitigated the impact of cost creep over the last two years. To further this objective, we have undertaken the following:

•	Installation of a new mold line at Neenah to replace our 40-year-old line. We are continuing to invest in a $54 million capital project to install a state-of-the-art mold line to replace a 40-year-old mold line at our Neenah facility. We believe this new mold line, which is expected to be operational in the spring of 2008, will substantially improve our cost position on selected new and existing municipal parts, will substantially increase our capacity and molding capabilities, and will be one of the most capable mold lines for parts of this nature in North America.

•	Fully integrate lean manufacturing concepts. We have incorporated and expect to continue to incorporate efficiencies in our operations through the implementation of lean manufacturing.

•	Centralized procurement of major raw materials and certain services through our head office in order to generate purchasing economies of scale. We work closely with companies that are cost competitive and with which we have long-term relationships, providing us with competitive pricing and helping to assure us supply when raw material availability is limited.

•	Pursue selected acquisitions and internal growth opportunities. We will continue to evaluate and may pursue selected acquisition and internal growth opportunities to enhance our position in our existing markets or to provide access to new markets and/or capabilities.

Business Segments — Overview

We have two reportable segments, castings and forgings. The castings segment manufactures and sells various grades of gray and ductile iron castings for the heavy municipal and industrial markets, while the forgings segment manufactures and sells steel forged components for the industrial market. The segments were determined based upon the production process utilized and the type of product manufactured. Approximately 92% of our net sales for fiscal 2007 was derived from our castings segment, with approximately 8% from our forgings segment.

Financial information about our reportable segments and geographic areas is contained in Note 10 in the Notes to Consolidated Financial Statements.

Castings Segment

We are a leading producer of iron castings for use in heavy municipal and industrial applications. We sell directly to state and local municipalities, contractors, precasters, supply houses, original equipment manufacturers (“OEMs”) and tier-one suppliers, as well as to other industrial end-users.

Products, Customers and Markets

The castings segment provides a variety of products to both the heavy municipal and industrial markets. Our broad range of heavy municipal iron castings include storm and sanitary sewer castings, manhole covers and frames, storm sewer frames and grates, heavy-duty airport castings, specialized trench drain castings, specialty flood control castings and ornamental tree grates. Customers for these products include state and local government entities, utility companies, precast concrete structure producers and contractors. Sales to the industrial market are comprised of differential carriers and differential cases, transmissions, gear and axle housings, yokes, planting and harvesting equipment parts, track drive and fifth wheel components, and compressor components. Markets for these products include medium and heavy-duty truck, construction and agricultural equipment and HVAC manufacturers.

A few large customers generate a significant amount of our net sales. See Item 1A, “Risk Factors — A relatively small number of customers account for a substantial portion of our revenues. The loss of one or more of them could adversely affect our net sales.”

Heavy Municipal

Our broad line of heavy municipal products consists of “standard” and “specialty” castings. Standard castings principally consist of storm and sanitary sewer castings that are consistent with pre-existing dimensional and strength specifications established by local authorities. Standard castings are generally higher volume items that are routinely used in new construction and infrastructure replacement. Specialty castings are generally lower volume products, such as heavy-duty airport castings, trench drain castings, flood control castings, special manhole and inlet castings and ornamental tree grates. These specialty items are frequently selected and/or specified from our municipal product catalog and tree grate catalog, which together encompass thousands of pattern combinations. For many of these products, we believe that we are the only manufacturer with existing patterns to produce such a particular casting.

Our municipal customers generally make purchase decisions based on a number of criteria, including acceptability of the product per local specification, quality, availability, price and the customer’s relationship with the foundry. We supply our municipal customers with anywhere from one up to thousands of municipal castings in any given year.

During the over 70 years that we have manufactured municipal products, we have emphasized servicing specific market needs and believe that we have built a strong reputation for customer service. We believe that we are one of the leaders in U.S. heavy municipal casting production and that we have strong name recognition. We have one of the largest sales and marketing forces of any foundry serving the heavy municipal market. Our dedicated sales force works out of regional sales offices and distribution yards to market municipal castings to contractors and state and local governmental entities throughout the United States. We operate 14 regional distribution and sales centers throughout the United States. We believe that this regional approach enhances our vast knowledge of local specifications and our leadership position in the heavy municipal market.

Industrial

Industrial castings are generally more complex and usually are produced in higher volumes than municipal castings. Complexity in the industrial market is determined by the intricacy of a casting’s shape, the thinness of its walls and the amount of processing by a customer required before a part is suitable for use. OEMs and their tier-one suppliers have been demanding more complex parts principally to reduce their own labor costs by using fewer parts to manufacture the same finished product or assembly and by using parts that require less subsequent processing before being considered a finished product.

We primarily sell our industrial castings to OEMs and tier-one suppliers with whom we have established close working relationships. These customers base their purchasing decisions on, among other things, our technical ability, price, service, quality assurance systems, facility capabilities and reputation. Our assistance in product engineering plays an important role in winning bids for industrial castings. For the average industrial casting, 12 to 18 months typically elapse between the completed design phase and full production. The product life cycle of a typical industrial casting in the markets we serve is quite long, in many cases over 10 years. Although the patterns for industrial castings are owned by the customer and not the foundry, industrial patterns are not readily transferable to other foundries without, in most cases, significant additional investment. Foundries, including our company, generally do not design industrial castings. Nevertheless, a close working relationship between the foundry and the customer during a product launch is critical to reduce potential production problems and minimize the customer’s risk of incurring lost sales or damage to its reputation due to a delayed launch. Involvement by a foundry early in the design process generally increases the likelihood that the customer will design a casting within the manufacturing capabilities of that foundry and also improves the likelihood that the foundry will be awarded the casting for full production.

We employ a dedicated industrial casting sales force organized by facility with a central repository for quote follow through. Our sales forces support ongoing customer relationships and work with customers’ engineers and procurement representatives as well as our own engineers, manufacturing management and quality assurance representatives throughout all stages of the production process to ensure that the final product consistently meets or exceeds the specifications of our customers. This team approach, consisting of sales, marketing, manufacturing, engineering and quality assurance efforts, is an integral part of our marketing strategy.

Manufacturing Process

Our foundries manufacture gray and ductile iron and cast it into intricate shapes according to customer metallurgical and dimensional specifications. We continually invest in upgrading our manufacturing capacity and in the improvement of process controls and believe that these investments and our significant experience in the industry have made us one of the more efficient manufacturers of industrial and heavy municipal casting products.

The sand casting process we employ involves using metal, wood or urethane patterns to make an impression of a desired shape in a mold made primarily of sand. Cores, also made primarily of sand, are used to make the internal cavities and openings in a casting. Once the casting impression is made in the mold, the cores are set into the mold and the mold is closed. Molten metal is then poured into the mold, which fills the mold cavity and takes on the shape of the desired casting. Once the iron has solidified and cooled, the mold sand is separated from the casting and the sand is recycled. The selection of the appropriate casting method, pattern, core-making equipment and sand, and other raw materials depends on the final product and its complexity, specifications and function as well as the intended production volumes. Because the casting process involves many critical variables, such as choice of raw materials, design and production of tooling, iron chemistry and metallurgy and core and molding sand properties, it is important to monitor the process parameters closely to ensure dimensional precision and metallurgical consistency. We continually seek out ways to expand the capabilities of existing technology to improve our manufacturing processes.

Through incorporation of lean manufacturing concepts, we continuously focus on productivity gains by improving upon the individual steps of the casting process such as reducing the amount of time required to make a pattern change or to produce a different casting product. Such improvements enable us to produce castings in low and medium volume quantities on high volume, cost-effective molding equipment. Additionally, our extensive effort in real time process controls permits us to produce a consistent, dimensionally accurate casting, which saves time and effort in the final processing stages of production. This dimensional accuracy contributes significantly to our manufacturing efficiency.

Continual testing and monitoring of the manufacturing process is important to maintain product quality. We, therefore, have adopted sophisticated quality assurance techniques and Six Sigma for our manufacturing operations. During and after the casting process, we perform numerous tests, including tensile, proof-load, radiography, ultrasonic, magnetic particle and chemical analysis. We utilize statistical process data to evaluate and control significant process variables and casting dimensions. We document the results of this testing in metallurgical certifications that are sometimes included with each shipment to our industrial customers. We strive to maintain systems that provide for continual improvement of operations and personnel, emphasizing defect prevention, safety and the reduction of variation and waste in all areas.

Raw Materials

The primary raw materials we use to manufacture ductile and gray iron castings are steel scrap, pig iron, metallurgical coke and sand (core sand and molding sand). While there are multiple suppliers for each of these commodities, we have generally elected to maintain single-source arrangements with our suppliers for most of these major raw materials. Due to long standing relationships with each of our suppliers, we believe that we will continue to be able to secure the proper amount and type of raw materials in the quantities required and at competitive prices, even when raw materials are in short supply. Our major supplier of metallurgical coke, a key raw material used in our iron melting process, ceased coking production and operations at its plant in May, 2007. We have secured other alternatives to ensure coke supply to our foundries. Increases in price or interruptions in the availability of coke could reduce our profits. See Item 1A, “Risk Factors — Increases in the price or interruptions in the availability of raw materials and energy could reduce our profits.”

Although the prices of the raw materials used vary, fluctuations in the cost of steel scrap are the most significant to us. We generally have arrangements with our industrial customers that enable us to adjust prices to reflect steel scrap cost fluctuations. In periods of rapidly rising or falling steel scrap costs, these adjustments will lag behind the current cost of steel scrap reflected in our casting price because they are generally based on average market prices for prior periods. Such prior periods vary by customer, but are generally no longer than one month. We generally recover steel scrap cost increases for municipal products through periodic price increases. However, castings are sometimes sold to the heavy municipal market on a bid basis and, after a bid is won, the price for the municipal casting generally is not adjusted for increases in the costs of raw materials. Rapidly fluctuating steel scrap costs may, therefore, have an adverse or positive effect on our business, financial condition and results of operations.

Seasonality and Cyclicality

We experience seasonality in our municipal business where sales tend to be higher during the construction season, which occurs during the warmer months, generally the third and fourth quarters of our fiscal year. We attempt to maintain level production throughout the year in anticipation of such seasonality and therefore do not experience significant production volume fluctuations. We build inventory in anticipation of the construction season. This inventory build-up has a negative impact on working capital and increases our liquidity needs during the second quarter. We have not historically experienced significant seasonality in industrial casting sales.

We have historically experienced some cyclicality in the heavy municipal market as sales of municipal products are influenced by, among other things, public spending and the state of the new housing market. There is generally not a large backlog of business in the municipal market due to the nature of the market. In the industrial market, we experience cyclicality in sales resulting from fluctuations in our markets, including the medium and heavy-duty truck and the construction and farm equipment markets, which are subject to general economic trends, and in recent years, the changes in Corporate Average Fuel Economy (CAFE) requirements.

Competition

The markets for our products are highly competitive. Competition is based mainly on price, but also on quality of product, range of capability, level of service and reliability of delivery. We compete with numerous domestic foundries, as well as with some foreign iron foundries. We also compete with several large domestic manufacturers whose products are made with materials other than ductile and gray iron, such as steel or aluminum. Industry consolidation over the past 20 years has resulted in a significant reduction in the number of foundries and a rise in the share of production by the remaining foundries, some of which have significantly greater financial resources than do we. Competition from foreign foundries has had an ongoing presence in the industrial and heavy municipal market and continues to be a factor.

Forgings Segment

Our forgings segment, operated by Mercer, produces complex-shaped forged steel and micro alloy components for use in transportation, railroad, mining and heavy industrial applications. Mercer sells directly to OEMs and tier-one suppliers, as well as to industrial end-users. Mercer’s subsidiary, A&M Specialties, Inc., machines forgings and castings for Mercer and various industrial customers.

Products, Customers and Markets

Mercer produces hundreds of individually forged components and has developed specialized expertise in forgings of micro alloy steel. Mercer currently operates mechanical press lines, from 1,300 tons to 4,000 tons. Mercer’s primary customers include manufacturers of components and assemblies for heavy-duty trucks, railroad equipment and construction equipment.

Mercer’s in-house sales organization is integrated with NEI and sells directly to end-users and OEMs. A key element of Mercer’s sales strategy is its ability to develop strong customer relationships through responsive engineering capability, dependable quality and reliable delivery performance.

Demand for forged products closely follows the general business cycles of the various market segments and the demand level for capital goods. While there is a more consistent base level of demand for the replacement parts portion of the business, the strongest expansions in the forging industry coincide with the periods of industrial segment economic growth.

Manufacturing Process

In forging, metal is pressed, pounded or squeezed under great pressure, with or without the use of heat, into parts that retain the metal’s original grain flow, imparting high strength. Forging usually entails one of four principal processes: impression die; open die; cold; and seamless rolled ring forging. Impression die forging, commonly referred to as “closed die” forging, is the principal process employed by Mercer, and involves bringing two or more dies containing “impressions” of the part shape together under extreme pressure, causing the bar stock to take the desired shape. Because the metal flow is restricted by the die, this process can yield more complex shapes and closer tolerances than the “open die” forging process. Impression die forging is used to produce products such as military and off-highway track and drive train parts; automotive and truck drive train and suspension parts; railroad engine, coupling and suspension parts; military ordinance parts and other items where close tolerances are required.

Once a rough forging is shaped, regardless of the forging process, it must generally still be machined. This process, known as “finishing” or “conversion,” smoothes the component’s exterior and mating surfaces and adds any required specification, such as groves, threads and bolt holes. The finishing process can contribute significantly to the value of the end product, in particular in certain custom situations where high value specialized machining is required. Machining can be performed either in-house by the forger, by a machine shop which performs this process exclusively or by the end-user.

Mercer’s internal staff of engineers designs impression dies to meet customer specifications incorporating computer assisted design workstations for the design. Management believes that Mercer is an industry leader in forging techniques using micro alloy steel which produces parts which are lighter and stronger than those forged from conventional carbon steel.

Raw Materials

The principal raw materials used in Mercer’s products are carbon and micro alloy steel. Mercer purchases substantially all of its carbon steel from four principal sources. While Mercer has never suffered any significant interruption of materials supply, management believes that, in the event of any disruption from any individual source, adequate alternative sources of supply are available within the immediate vicinity.

Seasonality and Cyclicality

Mercer experiences only minimal seasonality in its business. Mercer has experienced cyclicality in sales resulting from fluctuations in the medium and heavy-duty truck market and the heavy industrial market, which are subject to general economic trends.

Competition

Mercer competes primarily in a highly fragmented industry which includes several dozen other press forgers and hammer forge shops. Hammer shops cannot typically match press forgers for high volume, single component manufacturing or close tolerance production. Competition in the forging industry has also historically been determined both by product and geography, with a large number of relatively small forgers across the country carving out their own product and customer niches. In addition, most end-users manufacture some forgings internally, often maintaining a critical minimum level of production in-house and contracting out the balance. The primary basis of competition in the forging industry is price, but engineering, quality and dependability are also important, particularly with respect to building and maintaining customer relationships. Some of Mercer’s competitors have significantly greater resources than Mercer. There can be no assurance that Mercer will be able to maintain or improve its competitive position in the markets in which it competes.

Employees

As of September 30, 2007, we had 2,757 full time employees, of whom 2,205 were hourly employees and 552 were salaried employees. Approximately 80% of our hourly employees are represented by unions. Nearly all of the hourly employees at Neenah, Dalton, Advanced Cast Products and Mercer are members of either the United Steelworkers of America or the Glass, Molders, Pottery, Plastics and Allied Workers International Union. A collective bargaining agreement is negotiated every two to five years. The material agreements expire as follows: Neenah, December 2011; Dalton-Warsaw, April 2008; Dalton-Kendallville, June 2009; Advanced Cast Products-Meadville, October 2010; and Mercer, June 2008. All employees at Deeter and Gregg are non-union. We believe that we have a good relationship with our employees.

Environmental Matters

Our facilities are subject to federal, state and local laws and regulations relating to the protection of the environment and worker health and safety, including those relating to discharges to air, water and land, the generation, handling and disposal of solid and hazardous waste, the cleanup of properties affected by hazardous substances, and the health and safety of our employees. Such laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and the Occupational Health and Safety Act. Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at our past or present facilities and at third party waste disposal sites. We could also be held liable for any and all consequences arising out of human exposure to such substances or other environmental damage.

We had been operating our Gregg facility under the terms of an order for abatement with the California South Coast Air Quality Management District (SCAQMD), which expired on September 20, 2007. See Item 3, “Legal Proceedings.”

We believe we have no liabilities relating to environmental matters which would have a material adverse effect on our operations, financial condition or competitive position. However, the risk of environmental liability is inherent in the manufacture of castings and forgings. Any of our businesses might in the future incur significant costs to meet current or more stringent compliance, cleanup or other obligations pursuant to environmental requirements. Such costs may include expenditures related to remediation of historical releases of hazardous substances or clean-up of physical structures prior to decommissioning. We have incurred in the past, and expect to incur in the future, capital and other expenditures related to environmental compliance. Such expenditures are generally included in our overall capital and operating budgets and are not separately accounted for. However, we do not anticipate that compliance with existing environmental laws will have a material adverse effect on our capital expenditures, earnings or competitive position.

Under the Federal Clean Air Act Amendments of 1990, the Environmental Protection Agency is directed to establish maximum achievable control technology (MACT) standards for certain industrial operations that are major sources of hazardous air pollutants. The iron foundry industry was required to comply with the MACT requirements by April 23, 2007. Our Neenah foundry and both Dalton foundries are subject to this requirement (due to their size). Our Dalton facilities received one-year extensions, which requires them to be in compliance by April 23, 2008. A majority of the capital expenditures necessary to bring these three facilities into compliance with MACT requirements has already been made. We expect our Neenah facility to be in a position to demonstrate compliance with the requirements and we expect our Dalton facilities will demonstrate MACT compliance by the applicable deadline.

The Clean Water Act requires point dischargers to obtain storm water discharge permits. In Wisconsin, Neenah is covered by the state’s General Permit to Discharge Storm Water Associated with Industrial Activity. The Wisconsin Department of Natural Resources, which is authorized to administer the storm water program, has adopted new benchmark values for various storm water contaminants. In fiscal year 2007, Neenah substantially completed a $1.5 million project for storm water treatment devices that will allow it to achieve compliance with the new benchmarks.

Intellectual Property

We have registered, or are in the process of registering, various trademarks and service marks with the U.S. Patent and Trademark Office.

Item 1A.	Risk Factors

Owning our securities involves a high degree of risk. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. If any of the following risks materialize, our business, financial condition or results of operations could be materially and adversely affected. In that case, security holders may lose some or all of their investment.

A relatively small number of customers account for a substantial portion of our revenues. The loss of one or more of them could adversely affect our net sales.

A few large customers generate a significant amount of our net sales.

•	Sales to our largest customer and suppliers of that customer accounted for approximately 9% of our total net sales for the fiscal year ended September 30, 2007.

•	Sales to our top five customers and suppliers of those customers accounted for approximately 30% of our total net sales for the fiscal year ended September 30, 2007.

The loss of one or more of these large customers, therefore, could adversely affect our net sales. We do not generally have long-term contracts with our customers and we also do not own the patterns used to produce industrial castings. As a result, our customers could switch to other suppliers at any time. If our customers should move production of their products outside the United States, they would likely attempt to find local suppliers for the components they purchase from us.

Certain of our largest industrial customers, particularly in the heavy-duty truck market, are experiencing financial challenges. The loss of any of our major customers could adversely affect our net sales, financial condition and results of operations.

Decreases in demand for heavy-duty trucks, HVAC equipment, construction or farm equipment or other end markets could have a significant impact on our profitability, cash flows and ability to service our indebtedness.

Our Company has historically experienced industry cyclicality in most of our industrial markets, including the truck and farm equipment markets. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. These major markets will likely continue to experience such fluctuations. A downturn in one or more of these markets could reduce demand for, and prices of, our products. Such a downturn in one or more of these major markets could have a significant negative impact on sales of our products, which could lower our profitability, cash flows, and ability to service our indebtedness. Historically, our heavy municipal business has been less cyclical than our industrial markets. We have historically experienced some cyclicality in the heavy municipal market as sales of municipal products are influenced by, among other things, public spending and the state of the new housing market. We experienced such a downturn in several of these markets for the year ended September 30, 2007, which adversely impacted our sales.

Due to new emissions standards that took effect on January 1, 2007, heavy-duty truck production declined significantly beginning early in calendar 2007, as many customers accelerated purchases to 2006, artificially increasing 2006 sales in the heavy-duty truck market. Additional emissions regulations are scheduled to take effect in calendar 2010, which may have a similar effect of accelerating sales to 2009. In addition, housing starts declined in calendar 2007, reflecting softness in the overall housing sector. As a result, we experienced a decline in our sales into these end-markets which adversely impacted our profitability and cash flows.

Our market share may be adversely impacted at any time by a significant number of competitors.

The markets in which we compete are highly competitive and are expected to remain so. The foundry industry overall has excess capacity, which exerts downward pressure on prices of our products. We may be unable to maintain or improve our competitive position in the markets in which we compete. Although quality of product, range of capability, level of service and reliability of delivery are important factors in selecting foundry suppliers, we are also forced to compete on price. We compete with numerous domestic and some foreign foundries. Although our castings are manufactured from ductile and gray iron, we also compete in our industrial markets with several manufacturers whose products are made with other materials, such as steel or aluminum. Industry consolidation over the past 20 years has significantly reduced the number of foundries operating in the United States. While such consolidation has translated into greater market share for the remaining foundries, some of these remaining foundries have significantly greater financial resources than we do and may be better able to sustain periods of decreased demand or increased pricing pressure. At the same time, the prices of products imported from foreign foundries, particularly from China, India, Mexico and South America, are generally lower than the prices we charge to our customers. Countervailing duties and/or anti-dumping orders on imports currently apply to China, Brazil, Mexico and Canada, and any reduction thereof could increase foreign competition. Furthermore, despite the reduction in the number of domestic operating foundries, total production capacity continues to exceed demand. Any of these factors could impede our ability to remain competitive in the markets in which we operate.

International economic and political factors could affect demand for products which could impact our financial condition and results of operations.

Our operations may be affected by actions of foreign governments and global or regional economic developments. Global economic events, such as foreign countries’ import/export policies, the cost of complying with environmental regulations or currency fluctuations, could also affect the level of U.S. imports and exports, thereby affecting our sales. Foreign subsidies, foreign trade agreements and each country’s adherence to the terms of such agreements can raise or lower demand for castings produced by us and other U.S. foundries. National and international boycotts and embargoes of other countries’ or U.S. imports and/or exports together with the raising or lowering of tariff rates could affect the level of competition between us and our foreign competitors. If the value of the U.S. dollar strengthens against other currencies, imports to the United States may increase and put downward pressure on the prices of our products, which may adversely affect our sales, margins and profitability. Such actions or developments could have a material adverse effect on our business, financial condition and results of operations.

Increases in the price or interruptions in the availability of raw materials and energy could reduce our profits.

The costs and availability of raw materials and energy represent significant factors in the operations of our business. As a result of domestic and international events, the prices and availability of our key raw materials and energy fluctuate. We have single-source, just-in-time arrangements with many of our suppliers for the major raw materials that we use. If a single-source supplier were to become unable or unwilling to furnish us with essential materials for any reason, that could impair our ability to manufacture some of our products. Potential causes of such interruptions could include, among others, any casualty, labor unrest, or regulatory problems of the supplier, or a change in ownership of a supplier leading to subsequent business decisions that do not align with our own business interests. Also, the failure of these single-source arrangements to result in the most highly competitive prices for raw materials could increase our cost of sales and lower our profit. If our raw material or energy costs increase, we may not be able to pass these higher costs on to our customers in full or at all. Our major supplier of metallurgical coke, a key raw material used in our iron melting process, ceased coking production and operations at its plant in May, 2007. We have secured other alternatives to ensure coke supply to our foundries. Increases in price or interruptions in the availability of coke could reduce our profits.

Of all the varying costs of raw materials, fluctuations in the cost of steel scrap impact our business the most. The cost for steel scrap is subject to market forces that are unpredictable and largely beyond our control, including demand by U.S. and international foundries, freight costs and speculation. Although we have arrangements with our industrial customers that enable us to adjust industrial casting prices to reflect steel scrap cost fluctuations, these adjustments lag behind the current cost of steel scrap during periods of rapidly rising or falling steel scrap costs because these adjustments are generally based on average market costs for prior periods. We generally recover steel scrap cost increases for municipal products through periodic price increases. However, castings are sometimes sold to the heavy municipal market on a bid basis and, after a bid is won, the price for the municipal casting generally is not adjusted for increases in the costs of raw materials. Rapidly fluctuating steel scrap costs may, therefore, have an adverse or positive effect on our business, financial condition and results of operations.

We may incur potential product liability and recall costs.

We are subject to the risk of exposure to product liability and product recall claims in the event any of our products results in property damage, personal injury or death, or does not conform to specifications. We may not be able to continue to maintain suitable and adequate insurance on acceptable terms that will provide adequate protection against potential liabilities. In addition, if any of our products proves to be defective, we may be required to participate in a recall involving such products. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in a major product recall, could have a material adverse effect on our business, results of operations or financial condition.

Litigation against us could be costly and time consuming to defend.

We and our subsidiaries are regularly subject to legal proceedings and claims that arise in the ordinary course of business. We are also subject to workers’ compensation claims (including those related to silicosis), employment disputes, unfair labor practice charges, customer and supplier disputes, product liability claims and contractual disputes related to warranties and guarantees arising out of the conduct of our business. Litigation may result in substantial costs and may divert management’s attention and resources, which could adversely affect our business, results of operations or financial condition.

The departure of key personnel could adversely affect our operations.

The success of our business depends upon our senior management closely supervising all aspects of our business. We believe our senior management has technological and manufacturing experience that is important to the metal casting and forging business. The loss of such key personnel could have a material adverse effect on our operations if we were unable to attract and retain qualified replacements.

In addition, we have from time to time experienced difficulty hiring enough skilled employees with the necessary expertise to build the products ordered by our customers in the metal casting and forging business. An inability to hire and retain such employees could have a material adverse effect on our operations.

The seasonal nature of our business could impact our business, financial condition and results of operations.

Our municipal business is seasonal. Therefore, our quarterly revenues and profits historically have been lower during the first and second fiscal quarters of the year (October through March) and higher during the third and fourth fiscal quarters (April through September). In addition, our working capital requirements fluctuate throughout the year. Adverse market or operating conditions during any seasonal part of the fiscal year could have a material adverse effect on our business, financial condition and results of operations.

We face the risk of work stoppages or other labor disruptions that could impact our results of operations negatively.

As of September 30, 2007, approximately 80% of our workforce consisted of hourly employees, and of those approximately 80% are represented by unions. Nearly all of the hourly employees at Neenah, Dalton, Advanced Cast Products and Mercer are members of either the United Steelworkers of America or the Glass, Molders, Pottery, Plastics and Allied Workers International Union. As a result, we could experience work stoppages or other labor disruptions. If this were to occur, we may not be able to satisfy our customers’ orders on a timely basis.

The nature of our business exposes us to liability for violations of environmental regulations and releases of hazardous substances.

The risk of environmental liability is inherent in the manufacturing of casting and forging products. We are subject to numerous laws and regulations governing, among other things: discharges to air, water and land; the generation, handling and disposal of solid and hazardous waste; the cleanup of properties affected by hazardous substances; and the health and safety of our employees. Changes in environmental laws and regulations, or the discovery of previously unknown contamination or other liabilities relating to our properties and operations, could require us to sustain significant environmental liabilities which could make it difficult to pay the interest or principal amount of the notes when due. In addition, we might incur significant capital and other costs to comply with increasingly stringent emission control laws and enforcement policies which could decrease our cash flow available to service our indebtedness. We are also required to obtain permits from governmental authorities for certain operations. We cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.

Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at our past or present facilities and at third party waste disposal sites. We could also be held liable for any and all consequences arising out of human exposure to such substances or other environmental damage.

Environmental laws are complex, change frequently and have tended to become increasingly stringent over time. We incur operating costs and capital expenditures on an ongoing basis to ensure our compliance with applicable environmental laws and regulations. We cannot assure you that our costs of complying with current and future environmental and health and safety laws and regulations, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations or financial condition. See Item 1, “Business” under the heading “Environmental Matters.”

Failure to raise necessary capital could restrict our ability to operate and further develop our business.

Our capital resources may be insufficient to enable us to maintain operating profitability. Failure to generate or raise sufficient funds may require us to delay or abandon some expansion plans or expenditures, which could harm our business and competitive position.

We estimate that our aggregate capital expenditures and debt service requirements in fiscal 2008 will include the following:

•	approximately $25.0 million primarily for necessary maintenance capital expenditures and selected strategic capital investments required to maintain optimum operating efficiencies, not including the new mold line described elsewhere herein;

•	approximately $24.4 million for Neenah’s new mold line (the remaining portion of the total cost of approximately $54 million); and

•	approximately $30.8 million for debt service on Neenah’s 9 1/2% Senior Secured Notes due 2017 (the “9 1/2% Notes”) and Neenah’s 12 1/2% Senior Subordinated Notes due 2013 (the “12 1/2% Notes”) plus any additional interest expense from amounts outstanding under Neenah’s $100 million revolving loan and security agreement (the “2006 Credit Facility”).

In addition, we will require funds for general corporate expenses, other expenses (including pension funding discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations”), certain environmental capital expenditures and for working capital needs.

On December 29, 2006, we closed on the refinancing transactions described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Refinancing Transactions.” We may choose to meet any additional financial needs by borrowing additional funds under the 2006 Credit Facility or from other sources. As of September 30, 2007, we had approximately $17.2 million outstanding and approximately $78.7 million of availability under Neenah’s 2006 Credit Facility. Our ability to issue debt securities, borrow funds from additional lenders and participate in vendor financing programs are restricted under the terms of the 2006 Credit Facility, the indenture governing Neenah’s 9 1/2% Notes and Neenah’s 12 1/2% Notes. Furthermore, the lenders may not waive these restrictions if additional financing is needed beyond that which is currently permitted.

We may not achieve the expected benefits of Neenah’s new mold line on a timely basis or at all.

As part of our business strategy, we are proceeding with a $54 million capital project to replace an existing mold line at our Neenah facility. We expect the new mold line to become operational in the spring of 2008. We believe we have access to sufficient funds to support this project. However, similar to other large capital expenditure projects, we are at risk to many factors beyond our control that may prevent or hinder our implementation of the new mold line or lead to cost overruns, including new or more expensive obligations to comply with environmental regulations, technical or mechanical problems, construction delays, shortages of equipment, materials or skilled labor, lack of available capital and other factors. Even if we effectively implement this project, we may not be able to capitalize on the additional capacity the mold line will provide, which may result in sales or profitability at lower levels than anticipated. Failure to successfully implement this business strategy on a timely basis or at all may adversely affect our business prospects and results of operations.

If we are unable to integrate acquired businesses, that may adversely affect operations.

As part of our business strategy, we will continue to evaluate and may pursue selected acquisition opportunities that we believe may provide us with certain operating and financial benefits. If we complete any such acquisitions, they may require integration into Neenah’s existing business with respect to administrative, financial, sales and marketing, manufacturing and other functions to realize these benefits. If we are unable to successfully integrate an acquisition, we may not realize the benefits identified in our due diligence process, and our financial results may be negatively impacted. Additionally, significant unexpected liabilities may arise after completion of an acquisition.

Our controlling stockholders may have interests that differ from the interests of other investors.

A majority of our outstanding stock on both an actual and a fully-diluted basis is owned by two affiliated investment funds, Tontine Capital Partners, L.P. (“TCP”) and Tontine Capital Overseas Master Fund, L.P. (“TCO” and, together with TCP, “Tontine”). As a result, Tontine controls our affairs, including the election of directors who in turn appoint management. Tontine controls any action requiring the approval of the holders of stock, including adoption of amendments to our corporate charter and approval of a merger or sale of all or substantially all assets. It also controls decisions affecting our capital structure, such as decisions regarding the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. The interests of Tontine may not in all cases be aligned with the interests of other investors. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Tontine may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Terrorist attacks could adversely affect our results of operations, our ability to raise capital or our future growth.

The impact that terrorist attacks, such as those carried out on September 11, 2001, and the war in Iraq, as well as events occurring in response to or in connection with them, may have on our industry in general, and on us in particular, is unknown at this time. Such attacks, and the uncertainty surrounding them, may impact our operations in unpredictable ways, including disruptions of rail lines, highways and fuel supplies and the possibility that our facilities could be direct targets of, or indirect casualties of, an act of terror. In addition, war or risk of war may also have an adverse effect on the economy. A decline in economic activity could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital. Such attacks may lead to increased volatility in fuel costs and availability and could affect the results of operations. In addition, the insurance premiums charged for some or all of the coverages we currently maintain could increase dramatically, or the coverages could be unavailable in the future.

Our substantial indebtedness could adversely affect our financial health.

We have a significant amount of indebtedness. At September 30, 2007, Neenah and its subsidiaries had approximately $226.4 million of secured indebtedness outstanding consisting of approximately $1.4 million of capital lease obligations and $225.0 million of 9 1/2% Notes. Neenah also had $75.0 million of 12 1/2% Notes outstanding (which are unsecured senior subordinated notes). In addition, at September 30, 2007, Neenah had approximately $17.2 million of secured borrowings outstanding under the 2006 Credit Facility and had unused availability of $78.7 million. We expect to further increase our overall debt during the next 6 months to fund the new mold line.

Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our outstanding notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	expose us to the risk of increased interest rates as borrowings under our 2006 Credit Facility will be subject to variable rates of interest;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

In addition, the indenture for Neenah’s 9 1/2% Notes, Neenah’s 12 1/2% Notes and Neenah’s 2006 Credit Facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

Despite our current substantial indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could intensify the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the indenture governing Neenah’s 9 1/2% Notes, Neenah’s 12 1/2% Notes and Neenah’s 2006 Credit Facility do not fully prohibit us or our subsidiaries from doing so. In addition, subject to covenant compliance and certain conditions, Neenah’s 2006 Credit Facility would have permitted additional borrowings of approximately $78.7 million as of September 30, 2007. If new indebtedness is added to the current debt levels of Neenah and our other subsidiaries, the related risks that we and they now face could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures, research and development efforts and other cash needs will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under Neenah’s 2006 Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness, including our outstanding notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We cannot assure stockholders that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure stockholders that any such actions, if necessary, could be effected on commercially reasonable terms or at all.

The terms of Neenah’s debt impose restrictions on us that may affect our ability to successfully operate our business.

Neenah’s 2006 Credit Facility, the indenture governing the 9 1/2% Notes and the 12 1/2% Notes contain covenants that limit our actions. These covenants could materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our best interests. The covenants limit our ability to, among other things:

•	incur or guarantee additional indebtedness;

•	pay dividends or make other distributions on capital stock;

•	repurchase capital stock;

•	make loans and investments;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends;

•	create liens;

•	sell or otherwise dispose of assets;

•	enter new lines of business;

•	merge or consolidate with other entities; and

•	engage in transactions with affiliates.

Neenah’s 2006 Credit Facility also contains financial covenants. Our ability to comply with these covenants and requirements may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indenture governing the 9 1/2% Notes, under the 12 1/2% Notes and/or the 2006 Credit Facility. If there were an event of default under the indenture for the 9 1/2% Notes, under the 12 1/2% Notes and/or the 2006 Credit Facility, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately and the lenders under the 2006 Credit Facility could terminate their commitments to lend. We cannot assure stockholders that our assets or cash flow will be sufficient to repay borrowings under the outstanding debt instruments in the event of a default thereunder.

Our financial information before October 1, 2003 is not directly comparable to our financial information after that date.

As a result of the consummation of the Plan of Reorganization on October 8, 2003 (the “Effective Date”), we began operating our business under a new capital structure and became subject to the fresh-start reporting rules. Fresh-start reporting required that we establish a “fair value” basis for the carrying value of the assets and liabilities of our reorganized company. We implemented fresh-start reporting as of October 1, 2003. Accordingly, our financial condition and results of operations before October 1, 2003 are not directly comparable to the financial condition or results of operations after that date that are contained in this Annual Report on Form 10-K. See Item 6, “Selected Financial Data.”

Risks Relating to Our Common Stock

There is no history of public trading for our shares and an active trading market for our common stock may not develop.

Historically, there has been no public market for our shares of common stock. We have registered our common stock under Section 12(g) of the Securities Exchange Act of 1934 and our shares of common stock are quoted on the OTC Bulletin Board. In addition, in the future, we anticipate that we will seek to have our shares of common stock listed on The Nasdaq Stock Market if and when we satisfy the eligibility requirements, but there is no assurance that we will be successful in doing so. Despite our expectations to have our common stock listed for trading, an active trading market for our shares may not develop or be sustained. Accordingly, stockholders may not be able to sell their shares quickly or at the market price if trading in our stock is not active.

Our charter documents contain provisions that may discourage, delay or prevent a change of control.

Some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. As described in the “Introduction” section of this registration statement, our certificate of incorporation and bylaws include the following:

•	ability of our board of directors to authorize the issuance of preferred stock in series without stockholder approval;

•	vesting of exclusive authority in the board of directors to determine the size of the board and to fill vacancies (within specified limits);

•	advance notice requirements for stockholder proposals and nominations for election to the board of directors; and

•	prohibitions on our stockholders from acting by written consent and limitations on calling special meetings of stockholders.

We do not expect to pay any dividends for the foreseeable future.

We do not anticipate paying any dividends to our stockholders for the foreseeable future. Neenah’s 2006 Credit Facility and the indenture for Neenah’s 9 1/2% Notes and its 12 1/2% Notes also restrict our ability to pay dividends, with limited exceptions. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

The price of our common stock may fluctuate significantly, which could lead to losses for stockholders.

The trading prices of the stock of newly public companies can experience extreme price and volume fluctuations. These fluctuations often can be unrelated or out of proportion to the operating performance of these companies. We expect our stock price to be similarly volatile. These broad market fluctuations may continue and could harm our stock price. Any negative change in the public’s perception of the prospects of U.S. foundry companies or of the markets into which we sell our castings and forgings could also depress our stock price, regardless of our actual results.

Factors affecting the trading price of our common stock will include (among others):

•	variations in our operating results;

•	expenses associated with accounting and internal control requirements applicable to public companies;

•	announcements of strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analyst that elects to follow our common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	sales of large blocks of our common stock; and

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results.

Substantial sales of our common stock by our stockholders could depress our stock price regardless of our operating results.

As of December 7, 2007, we had 13,741,337 shares of common stock outstanding, and we had warrants outstanding that are exercisable for an additional 2,468,658 shares of common stock at an exercise price of $0.05 per share. Substantially all of these shares of our common stock will be eligible for resale, in some cases subject to volume restrictions. As of December 7, 2007, Tontine beneficially owned 9,065,697 shares of our common stock, which represents approximately 56% of our common stock on a fully-diluted basis and approximately 66% of the shares actually outstanding. In addition, two other institutions each own in excess of 5% of our common stock actually outstanding and on a fully-diluted basis. Sales of substantial amounts of our common stock in the public market by Tontine, these other large holders or by our other stockholders could reduce the prevailing market prices for our common stock.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock may rely in part on whether there are research and reports that equity research analysts publish about us and our business. We do not control the opinions of these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

The availability of shares for issuance in the future could reduce the market price of our common stock.

In the future, we may issue securities to raise cash for acquisitions or other corporate purposes. We may also acquire interests in outside companies by using a combination of cash and our common stock or just our common stock. We may also issue securities convertible into our common stock. Any of these events may dilute our stockholders’ ownership interests in our company and have an adverse impact on the price of our common stock.

In addition, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we have not incurred as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these new rules and regulations could make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain the following manufacturing, machining and office facilities. We own all of the facilities except Mercer’s machining facility, which we lease.

Entity	Location	Purpose	Sq. Feet

Castings Segment
Neenah Foundry Company	Neenah, WI	2 manufacturing facilities and office facility	550,000
Dalton Corporation	Warsaw, IN	Manufacturing and office facilities	375,000
	Kendallville, IN	Manufacturing facility	250,000
	Stryker, OH	Machining facility	45,000
Advanced Cast Products, Inc.	Meadville, PA	Manufacturing, machining and office facility	229,000
Deeter Foundry, Inc.	Lincoln, NE	Manufacturing and office facility	75,000
Gregg Industries, Inc.	El Monte, CA	Manufacturing, machining and office facility	200,000
Forgings Segment
Mercer Forge Corporation	Mercer, PA	Manufacturing, machining and office facility	130,000
	Wheatland, PA	Machining facility	18,000

The principal equipment at the facilities consists of foundry equipment used to make castings, such as melting furnaces, core making machines and mold lines, including ancillary equipment needed to support a foundry operation and presses used to make forgings. We regard our plant and equipment as appropriately maintained and adequate for our needs. We are proceeding with a major capital project to install a new mold line at our Neenah location. This project will result in a building expansion that will add approximately 75,000 square feet of manufacturing area to the plant. In addition to the facilities described above, we operate 14 distribution and sales centers. We own six of those properties and lease eight of them.

Substantially all of our tangible and intangible assets are pledged to secure our existing credit facility and our 9 1/2% Notes. See Note 5 in the Notes to Consolidated Financial Statements in this report.

Item 3.	Legal Proceedings

We are involved in various claims and litigation in the normal course of business. In the judgment of management, the ultimate resolution of these matters is not likely to materially affect our consolidated financial statements.

Due to neighborhood complaints, we were operating the Gregg facility under the terms of an order for abatement with the California South Coast Air Quality Management District (SCAQMD). Despite being in compliance with federal and state emission laws, the order required us to comply with certain operating parameters in an effort to reduce odors. Failure to operate within such criteria could have resulted in the SCAQMD terminating operations at the Gregg facility. The order expired on September 20, 2007 and Gregg is currently negotiating settlements with the SCAQMD regarding outstanding notices of violation (NOV’s). Gregg does not expect any issues in settling the NOV’s and is expecting to conclude negotiations in January 2008. We believe we are in compliance with all other operating requirements and that our actions have resulted in a substantial reduction in the intensity and frequency of downwind odors.

In fiscal 2007, we settled a previously disclosed claim from an investment bank for $3.34 million in fees allegedly arising from Tontine’s acquisition of control of the Company in May 2006. We paid $1.5 million to settle the claim.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2007.

Executive Officers of the Registrant

Set forth below are the names, ages, positions and experience of our executive officers. All executive officers are appointed by the board of directors.

Name	Age	Position

Robert E. Ostendorf, Jr.	57	President and Chief Executive Officer
Gary W. LaChey	62	Corporate Vice President — Finance, Treasurer, Secretary and Chief Financial Officer
James V. Ackerman	64	Division President — Mercer Forge Corporation
John H. Andrews	62	Neenah Corporate Vice President — Manufacturing, Chief Operating Officer of Manufacturing Operations
Louis E. Fratarcangeli	57	Neenah Corporate Vice President — Industrial Products Sales
Frank Headington	58	Neenah Corporate Vice President — Technology
Timothy Koller	58	Neenah Vice President — Municipal Products Sales and Engineering

Mr. Ostendorf joined Neenah in July 2007 as President, Chief Executive Officer and a director. Prior to joining the Company, Mr. Ostendorf was Chief Executive Officer since 2004 of Amcan Consolidated Technology Corp. (ACT), a supplier of cast components to the automotive industry and the Canadian subsidiary of Honsel International Technologies SA (HIT). Mr. Ostendorf was also a director of HIT. HIT disposed of various portions of ACT and following Mr. Ostendorf’s departure from ACT in June 2007, HIT reassigned certain of ACT’s operations to a Mexican affiliate, and ACT subsequently filed for protection under Canada’s Companies Creditor Arrangement Act in September 2007. Prior to his involvement with HIT, Mr. Ostendorf was President of the Morgan Corporation, a truck body manufacturer, from 1999 to 2004. Prior to Morgan, Mr. Ostendorf was President of Cambridge Industries’ Truck Group from 1998 to 1999, President of American Sunroof Corporation from 1995 to 1998 and President and CEO of VMC Fiberglass from 1988 to 1995.

Mr. LaChey has served as our Corporate Vice President — Finance and Chief Financial Officer since June 2000. Mr. LaChey joined us in 1971 and has served in a variety of positions of increasing responsibility in the finance department.

Mr. Ackerman has served as the Division President of Mercer since 2000. Previously, Mr. Ackerman served as the Vice President/CFO of Mercer Forge since 1990. Prior to joining Mercer in 1990, Mr. Ackerman worked for Sheet Metal Coating & Litho as its Controller, Dunlop Industrial/Angus Fire Armour Corp. as its Controller and Ajax Magnethermic Corporation as its Vice President-Finance (CFO).

Mr. Andrews has served as Neenah’s Corporate Vice President — Manufacturing since August 2003 and as Neenah’s Chief Operating Officer of Manufacturing Operations since November 2005. Mr. Andrews joined us in 1988 and has served in a variety of manufacturing positions with increasing responsibility. Prior to joining Neenah, Mr. Andrews was Division Manager for Dayton Walther Corporation’s Camden Casting Center from 1986 to 1988 and served as Manufacturing Manager and then Plant Manager for Waupaca Foundry’s Marinette Plant from 1973 to 1986.

Mr. Fratarcangeli joined Neenah as Corporate Vice President — Industrial Products Sales in December 2007. From May 2003 to October 2007, Mr. Fratarcangeli was Executive Vice President of Amcan Consolidated Technology Corp. (ACT), a supplier of cast components to the automotive industry and the Canadian division of Honsel International Technologies SA. ACT filed for protection under Canada’s Companies Creditor Arrangement Act in September 2007. Prior to ACT, from 2000 to 2003, Mr. Fratarcangeli was the Vice President of Sales and Marketing for Morgan Olson, a truck body manufacturer and a division of the Morgan Corporation. From 1993 to 2000, Mr. Fratarcangeli was the Vice President of Sales for the Commercial Truck division of Cambridge Industries.

Mr. Headington has served as Neenah’s Corporate Vice President — Technology since August 2003. Previously, Mr. Headington was Neenah’s Manager of Technical Services and Director of Product Reliability since January 1989. Prior to joining the Company, Mr. Headington co-founded and operated Sintered Precision

Components, a powdered metal company. Prior to his involvement with Precision Components, he was employed by Wagner Casting Company as Quality Manager.

Mr. Koller has served as Neenah’s Vice President — Municipal Products Sales and Engineering since May 1998. Mr. Koller has worked within our Municipal products area for the last 27 years serving with increasing responsibility as Sales Representative, Specifications Manager, and General Sales Manager.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Historically, there has been no public trading market for NEI’s common stock or warrants. As of October 9, 2007 shares of NEI’s common stock are quoted on the OTC Bulletin Board. In addition, in the future, we anticipate that we will seek to have NEI’s shares of common stock listed on The Nasdaq Stock Market if and when we satisfy the eligibility requirements, but there is no assurance that we will be successful in doing so. There is currently no public trading market for NEI’s stock warrants. Neenah has 1,000 shares of common stock outstanding, all of which are owned by NFC Castings, Inc, a wholly owned subsidiary of NEI.

We have not declared or paid any cash dividends on NEI’s common stock, and we do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to operate our business and finance future growth strategies. The loan covenants under Neenah’s 2006 Credit Facility, the indenture for Neenah’s 9 1/2% Notes and Neenah’s 12 1/2% Notes restrict the payment of cash dividends, with certain limited exceptions. As of December 7, 2007, there were fewer than 75 holders of record of NEI’s common stock.

As of December 7, 2007 Tontine beneficially owned 9,065,697 shares of NEI’s common stock. As of December 7, 2007, there were:

•	35,000,000 authorized shares of NEI common stock and 1,000,000 authorized shares of preferred stock, of which 13,741,337 shares of common stock and no shares of preferred stock were outstanding; and

•	outstanding warrants to purchase 2,468,658 shares of NEI common stock.

Performance Graph.  No performance graph has been included since there was no public trading market for shares of NEI common stock between August 2007, when NEI’s common stock was registered under Section 12 of the Exchange Act, and the end of fiscal 2007.

Item 6.	Selected Financial Data

The following table sets forth NEI’s selected historical consolidated financial data as of and for the years ended September 30, 2007, 2006, 2005, 2004 and 2003, which have been derived from NEI’s audited consolidated financial statements, except for 2003, which is unaudited. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

The information contained in the following table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and NEI’s historical consolidated financial statements and related notes included elsewhere in this document.

	Reorganized				Predecessor(1)
		Fiscal Year Ended September 30,
	2007	2006	2005	2004	2003(2)
	(In thousands)

Statement of Operations Data:
Net sales	$483,623	$542,452	$541,772	$450,942	$375,063
Cost of sales	408,904	442,558	440,818	375,124	321,834

Gross profit	74,719	99,894	100,954	75,818	53,229
Selling, general and administrative expenses	38,119	34,314	34,467	27,374	26,132
Litigation settlement	—	—	6,500	—	—
Amortization expense	7,121	7,120	7,124	7,121	3,819
Other expenses	453	127	953	465	195

Operating income	29,026	58,333	51,910	40,858	23,083
Interest expense, net	31,344	33,327	33,406	33,363	47,429
Debt refinancing costs	20,429	—	—	—	—
Reorganization expense	—	—	—	—	7,874

Income (loss) from continuing operations before income taxes	(22,747)	25,006	18,504	7,495	(32,220)
Provision (credit) for income taxes	(8,819)	8,857	3,409	3,881	(8,217)

Income (loss) from continuing operations	(13,928)	16,149	15,095	3,614	(24,003)
Loss from discontinued operations, net of income taxes	—	—	—	(359)	(1,095)
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	(1,596)

Net income (loss)	$(13,928)	$16,149	$15,095	$3,255	$(26,694)

Earnings (Loss) Per Share:
Basic	$(1.31)	$1.72	$1.71	$.45	N/M
Diluted	$(1.31)	$.99	$.94	$.23	N/M
Balance Sheet Data (at end of period):
Cash and cash equivalents	$—	$910	$3,484	$—	$24,356
Working capital	90,507	74,061	62,979	49,927	99,257
Total assets	443,974	410,920	412,555	407,440	536,834
Total debt	318,587	265,416	271,754	283,801	446,103
Total stockholders’ equity (deficit)	30,565	39,228	17,395	8,793	(47,927)
Other Financial Data:
Capital expenditures	48,733	17,803	17,572	12,713	11,900
Supplemental Data:
Ratio of earnings to fixed charges(3)	N/A	1.73	1.54	1.22	N/A

(1)	On August 5, 2003, ACP, NFC, and Neenah filed for bankruptcy protection. They emerged from bankruptcy on October 8, 2003. Although the Plan of Reorganization became effective on October 8, 2003 (the “Effective Date”), due to the immateriality of the results of operations for the period between October 1, 2003 and the Effective Date, for financial reporting purposes we recorded the fresh-start adjustments necessitated by the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”) on October 1, 2003. As a result of the gain on extinguishment of debt and adjustments to the fair value of assets and liabilities, we recognized a

$52.9 million reorganization gain on October 1, 2003. As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, our consolidated financial statements for the periods commencing on October 1, 2003 are referred to as the “Reorganized Company” and are not comparable with any periods prior to October 1, 2003, which are referred to as the “Predecessor Company”. All references to the years ended September 30, 2007, 2006, 2005 and 2004 are to the Reorganized Company. All references to the year ended September 30, 2003 are to the Predecessor Company.

(2)	During the year ended September 30, 2003, we sold substantially all of the assets of Belcher Corporation. The results of Belcher Corporation have been reported separately as discontinued operations for all periods presented.

(3)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing fees and a portion of rental expense that management believes is representative of the interest component of rental expense. Earnings were insufficient to cover fixed charges for the years ended September 30, 2007 and 2003 by $22.7 million, and $31.4 million, respectively. The ratio of earnings to fixed charges for NEI and Neenah are the same for both entities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We derive substantially all of our revenue from manufacturing and marketing a wide range of iron castings and steel forgings for the heavy municipal market and selected segments of the industrial market. We have two reportable segments, castings and forgings. Through our castings segment, we are a leading producer of iron castings for use in heavy municipal and industrial applications. For heavy municipal market applications, we sell to state and local municipalities, contractors, precasters and supply houses. We primarily sell our industrial castings directly to original equipment manufacturers, or OEMs, and tier-one suppliers with whom we have established close working relationships. Through our forgings segment, operated by Mercer, we produce complex-shaped forged steel and micro alloy components for use in transportation, railroad, mining and heavy industrial applications. Mercer sells directly to OEMs, as well as to industrial end-users. Mercer’s subsidiary, A&M Specialties, Inc., machines forgings and castings for Mercer and various industrial customers. Restructuring charges and certain other expenses, such as income taxes, general corporate expenses and financing costs, are not allocated between our two operating segments.

Recent Developments

Cost Reduction Actions.  On November 16, 2007, we announced a restructuring plan intended to reduce costs and improve general operating efficiencies. The restructuring will primarily consist of salaried headcount reductions at the Company’s operating facilities. In connection with the restructuring plan, the Company expects to incur employee termination costs of approximately $1.25 million to $1.75 million, on a pretax basis, which will be recognized as a charge during the first quarter of fiscal 2008.

Reverse Stock Split.  On August 3, 2007, an amendment to NEI’s certificate of incorporation effected a 1-for-5 reverse stock split, among other things. All of the share and per share amounts in this filing have been retroactively restated to adjust for the reverse stock split.

Refinancing Transactions.  On December 29, 2006, we repaid our outstanding indebtedness under Neenah’s then existing credit facility, repurchased all $133.1 million of Neenah’s outstanding 11% Senior Secured Notes due 2010 through an issuer tender offer, retired $75 million of Neenah’s outstanding 13% Senior Subordinated Notes due 2013 (the “13% Notes”) by exchanging them for $75 million of new 12 1/2% Senior Subordinated Notes due 2013 (the “12 1/2% Notes”) in a private transaction, and called for redemption all $25 million of Neenah’s 13% Notes that remained outstanding after the exchange for 12 1/2% Notes. Those remaining 13% Notes were redeemed on February 2, 2007. To fund these payments and to provide cash for our capital expenditures, ongoing working capital requirements and general corporate purposes, Neenah (a) issued $225 million of new 9 1/2% Senior Secured Notes due 2017 (the “9 1/2% Notes”) and the $75 million of 12 1/2% Notes and (b) entered into an amended and restated credit facility (the “2006 Credit Facility”) providing for borrowings in an amount of up to $100 million. The 9 1/2% Notes were initially issued in a private offering that was not registered under the Securities Act, and were subsequently registered pursuant to an exchange offer in which the unregistered notes were exchanged for freely transferable notes. That exchange offer was completed on April 18, 2007. We refer to these actions collectively as the “Refinancing Transactions.”

New Mold Line.  We are continuing to invest in a $54 million capital project to replace a 40-year-old mold line at our Neenah facility. Our new state-of-the-art mold line is expected to significantly enhance operating efficiencies, increase capacity and provide expanded molding capabilities for our heavy municipal products. As of September 30, 2007, $29.6 million (excluding capitalized interest of $1.0 million) had been spent on the new mold line project with approximately $24.4 million remaining to be spent to complete the project. Based on our current and projected level of operations, we anticipate that our operating cash flows and borrowings under the 2006 Credit Facility will be sufficient to fund this and other anticipated operational investments, including working capital and capital expenditure needs, over the remaining construction timeframe. We expect the new mold line to become operational in spring of 2008.

Order of Abatement at Gregg Facility.  Due to neighborhood complaints, we were operating the Gregg facility under the terms of an order for abatement with the California South Coast Air Quality Management District (SCAQMD). Despite being in compliance with federal and state emission laws, the order required us to comply with certain operating parameters in an effort to reduce odors. Failure to operate within such criteria could have resulted in the SCAQMD terminating operations at the Gregg facility. The order expired on September 20, 2007 and Gregg is currently negotiating settlements with the SCAQMD regarding outstanding notices of violation (NOV’s). Gregg does not expect any issues in settling the NOV’s and is expecting to conclude negotiations in January 2008. We believe we are in compliance with all other operating requirements and that our actions have resulted in a substantial reduction in the intensity and frequency of downwind odors.

Coke Supplier Ceases Operations.  Our major supplier of metallurgical coke, a key raw material used in our iron melting process, ceased coking production and operations at its plant in May, 2007. We have secured other alternatives to ensure coke supply to our foundries. Increases in price or interruptions in the availability of coke could reduce our profits.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2007 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

Net Sales.  Net sales for the year ended September 30, 2007 were $483.6 million, which was $58.9 million or 10.9% lower than the year ended September 30, 2006. The decrease was primarily due to reduced shipments of municipal products, components shipped to heating, ventilation and air conditioning (HVAC) customers and heavy-duty truck components. New housing starts declined in fiscal 2007 from 2006 levels, reflecting softness in the overall housing sector. As a result of this and other related factors, sales of municipal products are down approximately $12.8 million in the year ended September 30, 2007 compared to the year ended September 30, 2006 and sales to the HVAC market are down approximately $9.2 million in the year ended September 30, 2007 compared to the year ended September 30, 2006. Also, due to new emission standards that took effect January 1, 2007, heavy-duty truck sales have declined significantly as many customers accelerated purchases in 2006, artificially increasing 2006 sales. As a result, sales of heavy-duty truck products are down approximately $26.4 million for the year ended September 30, 2007 compared to the year ended September 30, 2006. Sales to other markets, primarily automotive and light truck (including heads, blocks and motor frames) are down approximately $10.5 million for the year ended September 30, 2007 compared to the year ended September 30, 2006 due to the downturn experienced in the automotive market.

Cost of Sales.  Cost of sales was $408.9 million for the year ended September 30, 2007, which was $33.7 million or 7.6% lower than the year ended September 30, 2006. Cost of sales as a percentage of net sales increased to 84.6% during the year ended September 30, 2007 from 81.6% for the fiscal year ended September 30, 2006, primarily as a result of an approximately 4% increase in raw material costs, principally in the price of steel scrap (increases of $60 to $100 per ton depending on the grade used), and a decreased ability to absorb fixed costs due to lower production levels.

Gross Profit.  Gross profit was $74.7 million for the year ended September 30, 2007, which was $25.2 million or 25.2% lower than the year ended September 30, 2006. Gross profit as a percentage of net sales decreased to 15.4% during the year ended September 30, 2007 from 18.4% for the fiscal year ended September 30, 2006, primarily as a result of the increased raw material costs and a decreased ability to absorb fixed costs due to lower production levels as discussed above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the year ended September 30, 2007 were $38.1 million, an increase of $3.8 million from the $34.3 million for the year ended September 30, 2006. As a percentage of net sales, selling, general and administrative expenses increased to 7.9% for the year ended September 30, 2007 from 6.3% for the fiscal year ended September 30, 2006. The increase in selling, general and administrative expenses is due mainly to a decrease in the rebate received from countervailing duties assessed on imported products, increased costs incurred to comply with the order of abatement at the Gregg facility, an additional $0.95 million of expense recognized for the settlement of a disputed claim from an investment bank and $0.65 million of expense for the settlement of an employment related lawsuit.

Amortization of Intangible Assets.  Amortization of intangible assets was $7.1 million for each of the years ended September 30, 2007 and September 30, 2006.

Other Expenses.  Other expenses for the years ended September 30, 2007 and 2006 consist of losses of $0.5 million and $0.1 million, respectively, for the disposal of long-lived assets in the ordinary course of business.

Operating Income.  Operating income was $29.0 million for the year ended September 30, 2007, a decrease of $29.3 million or 50.3% from the year ended September 30, 2006. As a percentage of net sales, operating income decreased from 10.7% for the year ended September 30, 2006 to 6.0% for the year ended September 30, 2007. The decrease in operating income was primarily due to the reduced sales volume, the increases in raw material costs and increased costs associated with the settlement of claims discussed above.

Net Interest Expense.  Net interest expense was $31.3 million and $33.3 million for the years ended September 30, 2007 and 2006, respectively. The decrease in interest expense was the result of capitalizing interest incurred on borrowings used to finance the new mold line, lower interest rates on borrowings in the year ended September 30, 2007 and the termination of bond discount amortization as a result of the Refinancing Transactions.

Debt Refinancing Costs.  The Company recorded $20.4 million of debt refinancing costs for the year ended September 30, 2007 related to the Refinancing Transactions. This amount consisted of a $12.9 million tender premium paid to repurchase Neenah’s 11% Senior Secured Notes due 2010, $5.9 million to write off the unamortized portion of discount on Neenah’s 11% Senior Secured Notes and $1.6 million to write off the unamortized portion of deferred financing costs on Neenah’s old indebtedness.

Provision for Income Taxes.  The effective tax rate for years ended September 30, 2007 and 2006 was 39% and 35%, respectively. The effective tax rate for the year ended September 30, 2006 includes the favorable impact of the Production Activities Deduction as permitted under the American Jobs Creation Act of 2004.

Net Income (Loss) and Earnings (Loss) Per Share.  As a result of the items described above, the net loss was $13.9 million for the year ended September 30, 2007, compared to net income of $16.1 million for the year ended September 30, 2006. On a diluted basis, the net loss per share was $1.31 for the year ended September 30, 2007, compared to net earnings per share of $0.99 for the year ended September 30, 2006.

FISCAL YEAR ENDED SEPTEMBER 30, 2006 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

Net Sales.  Net sales for the year ended September 30, 2006 were $542.5 million, which was $0.7 million or 0.1% higher than the year ended September 30, 2005. The increase was due to increased shipments of heavy duty truck and municipal products, somewhat offset by reduced shipments of products to the HVAC (heating, ventilation and air conditioning) market and various normal mix changes within the remaining market segments of our business.

Cost of Sales.  Cost of sales was $442.6 million for the year ended September 30, 2006, which was $1.8 million or 0.4% higher than the year ended September 30, 2005. Cost of sales as a percentage of net sales increased to 81.6% during the year ended September 30, 2006 from 81.4% for the fiscal year ended September 30, 2005. The increase in cost of sales was due to a slightly less favorable mix of products sold throughout the Company and operating inefficiencies at two of our locations.

Gross Profit.  Gross profit was $99.9 million for the year ended September 30, 2006, which was $1.1 million or 1.1% lower than the year ended September 30, 2005. Gross profit as a percentage of net sales decreased to 18.4% during the year ended September 30, 2006 from 18.6% for the fiscal year ended September 30, 2005. The decrease in gross profit resulted from a slightly less favorable mix of products sold throughout the Company and operating inefficiencies at two of our locations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the year ended September 30, 2006 were $34.3 million, a decrease of $0.2 million from the $34.5 million for the year ended September 30, 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 6.3% for the year ended September 30, 2006 from 6.4% for the fiscal year ended September 30, 2005.

Amortization of Intangible Assets.  Amortization of intangible assets was $7.1 million for each of the years ended September 30, 2006 and September 30, 2005.

Other Expenses.  Other expenses for the years ended September 30, 2006 and 2005 consist of losses of $0.1 million and $1.0 million, respectively, for the disposal of long-lived assets in the ordinary course of business.

Operating Income.  Operating income was $58.3 million for the year ended September 30, 2006 an increase of $6.4 million or 12.3% from the year ended September 30, 2005. The increase was due to the $6.5 million litigation settlement incurred in the year ended September 30, 2005. As a percentage of net sales, operating income increased from 9.6% for the year ended September 30, 2005 to 10.7% for the year ended September 30, 2006.

Net Interest Expense.  Net interest expense was $33.3 million and $33.4 million for the years ended September 30, 2006 and 2005, respectively.

Provision for Income Taxes.  The effective tax rate for years ended September 30, 2006 and 2005 was 35% and 18%, respectively. The provision for income taxes for the year ended September 30, 2005 is lower than the amount computed by applying our statutory rate of 35% to the income before income taxes principally due to a change in the tax method of determining LIFO inventory and the recognition of permanent differences due to the reorganization. The change in tax method of determining LIFO inventory resulted in a tax benefit of $2.7 million, which increased fiscal 2005 net income by $2.7 million.

Net Income and Earnings Per Share.  As a result of the items described above, net income was $16.1 million for the year ended September 30, 2006, compared to net income of $15.1 million for the year ended September 30, 2005. On a diluted basis, earnings per share was $0.99 and $0.94, respectively, for the same periods.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007 our outstanding indebtedness consisted of Neenah’s $225.0 million of outstanding 9 1/2% Notes, $1.4 million of capital lease obligations, Neenah’s $75.0 million of outstanding 12 1/2% Notes and $17.2 million of borrowings outstanding under the 2006 Credit Facility. Our primary sources of liquidity in the future will be cash flow from operations and borrowings under Neenah’s 2006 Credit Facility. We expect that ongoing requirements for debt service, capital expenditures, including Neenah’s new mold line, and other operating needs will be funded from these sources of funds.

2006 Credit Facility.  The 2006 Credit Facility provides for borrowings in an amount up to $100.0 million and includes a provision permitting us from time to time to request increases (subject to the lenders’ consent) in the aggregate amount by up to $10.0 million with the increases to be funded through additional commitments from existing lenders or new commitments from financial institutions acceptable to the current lenders. It matures on December 31, 2011. Outstanding borrowings bear interest at rates based on the lenders’ Base Rate, as defined in the 2006 Credit Facility, or, if Neenah so elects, at an adjusted rate based on LIBOR. Availability under the 2006 Credit Facility is subject to customary conditions and is limited by our borrowing base determined by the amount of our accounts receivable, inventory and casting patterns and core boxes. Amounts under the 2006 Credit Facility may be borrowed, repaid and reborrowed subject to the terms of the facility. At September 30, 2007, we had approximately $17.2 million outstanding under the 2006 Credit Facility and had unused availability of $78.7 million.

Most of our wholly owned subsidiaries are co-borrowers under the 2006 Credit Facility and are jointly and severally liable with Neenah for all obligations under the 2006 Credit Facility, subject to customary exceptions for transactions of this type. In addition, NFC Castings, Inc. (“NFC”), NEI’s immediate subsidiary, and Neenah’s remaining wholly owned subsidiaries jointly, fully, severally and unconditionally guarantee the borrowers’ obligations under the 2006 Credit Facility, subject to customary exceptions for transactions of this type. The borrowers’ and guarantors’ obligations under the 2006 Credit Facility are secured by first priority liens, subject to customary restrictions, on Neenah’s and the guarantors’ accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing, and by second priority liens (junior to the liens securing the 9 1/2% Notes) on substantially all of our and the guarantors’ remaining assets. The 9 1/2% Notes discussed below, and the guarantees in respect thereof, are equal in right of payment to the 2006 Credit Facility, and the guarantees in respect thereof.

The 2006 Credit Facility requires Neenah to prepay outstanding principal amounts upon certain asset sales, upon certain equity offerings, and under certain other circumstances. It also requires us to observe certain customary conditions, affirmative covenants and negative covenants including financial covenants and it requires us to maintain a specified minimum interest coverage ratio or specified fixed charge coverage ratio whenever our unused availability is less than $15.0 million. Non-compliance with the covenants could result in the requirement to immediately repay all amounts outstanding under the 2006 Credit Facility, which could have a material adverse effect on our results of operations, financial position and cash flow. The 2006 Credit Facility also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and certain changes of ownership or control of us, Neenah, or NFC. We are prohibited from paying dividends, with certain limited exceptions, and are restricted to a maximum yearly stock repurchase of $1.0 million.

At September 30, 2007, Neenah was in compliance with existing bank covenants.

9 1/2% Notes.  The $225.0 million of outstanding 9 1/2% Notes will mature on January 1, 2017. The 9 1/2% Notes are fully and unconditionally guaranteed by our existing and certain future direct and indirect wholly owned domestic restricted subsidiaries. The 9 1/2% Notes and the guarantees are secured by first-priority liens on substantially all of Neenah’s and the guarantors’ assets (other than accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing) and by second-priority liens, junior to the liens for the benefit of the lenders under the 2006 Credit Facility, on Neenah’s and the guarantors’ accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing. Interest on the 9 1/2% Notes is payable on a semi-annual basis. Subject to the restrictions in the 2006 Credit Facility, the 9 1/2% Notes are redeemable at our option in whole or in part at any time on or after January 1, 2012, at the redemption price specified in the indenture governing the 9 1/2% Notes (104.750% of the principal amount redeemed beginning January 1, 2012, 103.167% beginning January 1, 2013, 101.583% beginning January 1, 2014 and 100.000% beginning January 1, 2015 and thereafter), plus accrued and unpaid interest up to the redemption date. Subject to certain conditions, until January 1, 2010, we also have the right to redeem up to 35% of the 9 1/2% Notes with the proceeds of one or more equity offerings at a redemption price equal to 109.500% of the face amount thereof plus accrued and unpaid interest. Upon the occurrence of a “change of control” as defined in the indenture governing the notes, Neenah is required to make an offer to purchase the 9 1/2% Notes at 101.000% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The 9 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The 9 1/2% Notes also contain customary events of default typical to this type of financing, such as (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

12 1/2% Notes.  The $75.0 million of Neenah’s outstanding 12 1/2% Notes will mature on September 30, 2013. The 12 1/2% Notes were issued to Tontine Capital Partners, L.P. (“TCP”) in exchange for an equal principal amount of Neenah’s 13% Notes that were then held by TCP. The obligations under the 12 1/2% Notes are senior to Neenah’s subordinated unsecured indebtedness, if any, and are subordinate to the 2006 Credit Facility and the 9 1/2% Notes. Interest on the 12 1/2% Notes is payable on a semi-annual basis. Not less than five percent (500 basis points) of the interest on the 12 1/2% Notes must be paid in cash and the remainder (up to 7 1/2% or 750 basis points) of the interest may be deferred at our option. We must pay interest on any interest so deferred at a rate of 12.5% per annum. Neenah’s obligations under the 12 1/2% Notes are guaranteed on an unsecured basis by each of our wholly owned subsidiaries. Subject to the restrictions in the 2006 Credit Facility and in the indenture for the 9 1/2% Notes, the 12 1/2% Notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice, at 100.000% of the principal amount thereof, plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a “change of control,” Neenah is required to make an offer to purchase the 12 1/2% Notes at 101.000% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The 12 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The 12 1/2% Notes also contain customary events of default typical to this type of financing, such as, (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

For the fiscal years ended September 30, 2007 and 2006, capital expenditures were $48.7 million and $17.8 million, respectively. Capital expenditures for the year ended September 30, 2006 represent a level of capital expenditures necessary to maintain equipment and facilities. The increased level of capital expenditures for the year ended September 30, 2007 includes $30.6 million (including capitalized interest of $1.0 million) for the new mold line at the Neenah location described above under “Recent Developments.”

The net cash provided by operating activities during the year ended September 30, 2007 was $5.2 million, a decrease of $19.6 million over net cash of $24.8 million provided by operating activities during the year ended September 30, 2006. The decrease in cash provided by operating activities was primarily due to a decrease in net income of $30.1 million, partially offset by changes in working capital accounts. The net loss for the year ended September 30, 2007 included the payment of the tender premium of $12.9 million paid to repurchase Neenah’s 11% Senior Secured Notes due 2010 and the non-cash expense of $7.5 million from the write-off of deferred financing costs and discounts on notes. The major reasons for the decrease in net income include $20.4 million in refinancing costs incurred during the fiscal year ended September 30, 2007 ($12.4 million after giving effect to income taxes), $58.9 million in reduced sales volume and escalating scrap metal prices of $60 to $100 per ton depending on the grade used that could not be entirely recovered through the implementation of a metal surcharge.

Future Capital Needs.  We are significantly leveraged. Our ability to meet debt obligations will depend upon future operating performance which will be affected by many factors, some of which are beyond our control. We are proceeding with a major capital project to replace an existing mold line that is expected to enhance efficiency, increase capacity and provide expanded molding capabilities. Based on our current level of operations, we anticipate that our operating cash flows and borrowings under the 2006 Credit Facility will be sufficient to fund anticipated operational investments, including working capital and capital expenditure needs, for at least the next twelve months. If, however, we are unable to service our debt requirements as they become due or if we are unable to maintain ongoing compliance with certain covenants, we may be forced to adopt alternative strategies that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

The following table includes the Company’s significant contractual obligations at September 30, 2007 (in millions):

		Less Than			More Than
	Total	1 year	1-3 Years	3-5 Years	5 Years

Long-term debt	$300.0	$—	$—	$—	$300.0
Interest on long-term debt	254.2	30.8	61.5	61.5	100.4
Revolving line of credit	17.2	17.2	—	—	—
Interest and fees on revolving line of credit	0.7	0.7	—	—	—
Capital leases	1.4	0.2	0.4	0.4	0.4
Operating leases	5.0	2.0	2.0	0.8	0.2
New mold line commitments	16.6	16.6	—	—	—

Total contractual obligations	$595.1	$67.5	$63.9	$62.7	$401.0

As of September 30, 2007, other than the new mold line commitments listed above, which comprise the committed portion at September 30, 2007 of the remaining $24.4 million budgeted for the completion of Neenah’s new mold line, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and post-retirement plans which are discussed in detail in Note 9 of the Notes to Consolidated Financial Statements. As of the most recent actuarial measurement date, the Company anticipates making $1.6 million of contributions to pension plans in fiscal 2008. Post-retirement medical claims are paid as they are submitted and are anticipated to be $0.5 million in fiscal 2008.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that are, in management’s view, both very important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Future events and their effects cannot be determined with absolute certainty. The determination of estimates, therefore, requires the exercise of judgment. Actual results may differ from those estimates, and such differences may be material to the financial statements. Our accounting policies are more fully described in Note 2 in the Notes to Consolidated Financial Statements.

We believe that the most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the recoverability of certain assets including goodwill, other intangible assets and property, plant and equipment as well as those estimates used in the determination of reserves related to the allowance for doubtful accounts, inventory obsolescence, workers compensation and pensions and other post-retirement benefits. Various assumptions and other factors underlie the determination of these significant estimates. In addition to assumptions regarding general economic conditions, the process of determining significant estimates is fact-specific and accounts for such factors as historical experience, product mix and, in some cases, actuarial techniques. We constantly reevaluate these significant factors and make adjustments where facts and circumstances necessitate. Historically, our actual results have not significantly deviated from those determined using the estimates described above.

We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Defined-Benefit Pension Plans. We account for Neenah’s defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 158 “Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132(R)” (SFAS 158), which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant element in determining our pension expense in accordance with SFAS 158 is the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets will be 7.50% to 8.50%, depending on the plan. Over the long term, the rate of return on our pension plan assets has approximated these rates; therefore, we believe that our assumption of future returns is reasonable. The plan assets, however, have earned a rate of return substantially less than these rates in the last three years. Should this trend continue, our future pension expense would likely increase. At the measurement date, we determine the discount rate to be used to discount plan liabilities. We develop this rate with the assistance of our actuary using both the Moody’s AA Corporate Bond Rate and the Citigroup Pension Liability Curve and Index. The annualized Moody’s AA Bond Rate was 6.19% at the measurement date of June 30, 2007 and no adjustments to this rate were required to account for the differences in the duration of the bonds in the Moody’s AA portfolio to the duration of the pension plan liabilities because the yield curve was essentially flat. In addition, the Company also developed a level equivalent yield using the expected cash flows from the pension plans based on the June 30, 2007 Citigroup Pension Discount Curve and Index. This level equivalent yield was 6.30% at June 30, 2007. The Citigroup Pension Liability Curve and Index are published on the Society of Actuaries website along with a background paper on this interest rate curve. Based on these analyses, the Company has established its discount rate assumption for determination of the projected benefit obligation of the pension plans at 6.25%, based on a June 30, 2007 measurement date. Changes in discount rates over the past few years have not materially affected our pension expense. The net effect of changes in this rate, as well as other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS 158.

•	Other Postretirement Benefits. Neenah provides retiree health benefits to qualified employees under an unfunded plan. We use various actuarial assumptions including the discount rate and the expected trend in health care costs and benefit obligations for our retiree health plan. Consistent with our pension plans, we used a discount rate of 6.25%. In 2007, our assumed healthcare cost trend rate was 9.5% decreasing gradually to 5.0% in 2016 and then remaining at that level thereafter. Changes in these rates could materially affect our future operating results and net worth. A one percentage point change in the healthcare cost trend rate would have the following effect (in thousands):

	1% Increase	1% Decrease

Effect on total of service cost and interest cost	$101	$(78)
Effect on postretirement benefit obligation	934	(741)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN 48 as of October 1, 2007, and the impact that the adoption of FIN 48 will have on its consolidated financial statements and notes thereto is not expected to be significant.

In September 2006, the FASB issued SFAS 158 which requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the balance sheet will reflect the funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position and provide additional disclosures. On September 30, 2007, the Company adopted the provisions of SFAS 158 by recognizing the funded status of its defined benefit pension and postretirement benefit plans in the balance sheet. See Note 8 of the Notes to Consolidated Financial Statements for further discussion and disclosures of the effect of adopting SFAS 158 on the Company’s consolidated financial statements and notes thereto. In addition, the Company will be required to measure the plan assets and benefit obligations as of the date of the year-end balance sheet by September 30, 2009. The Company is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company is required to adopt SFAS 157 effective October 1, 2008 and is currently evaluating the impact of adopting SFAS 157 on its future results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt SFAS 159 effective October 1, 2008 and is currently evaluating the impact of adopting SFAS 159 on its future results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. Although Neenah’s 9 1/2% Notes and 12 1/2% Notes are subject to fixed interest rates, our earnings are affected by changes in short-term interest rates as a result of our borrowings under the 2006 Credit Facility. As of September 30, 2007 the Company has $17.2 million outstanding under the 2006 Credit Facility. If market interest rates for such borrowings increase or decrease by 1%, the Company’s interest expense would increase or decrease by approximately $0.2 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 8.	Financial Statements and Supplementary Data

The financial statements and schedules are listed in Part IV Item 15 of this Annual Report on Form 10-K and are incorporated by reference in this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.  NEI’s and Neenah’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the NEI’s and Neenah’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, NEI’s and Neenah’s disclosure controls and procedures are effective (i) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by NEI and Neenah in the reports that NEI and Neenah file or submit under the Exchange Act and (ii) to ensure that information required to be disclosed in the reports that NEI and Neenah file or submit under the Exchange Act is accumulated and communicated to NEI’s and Neenah’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.  There have not been any changes in NEI’s and Neenah’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, NEI’s and Neenah’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K with respect to directors, executive officers and the audit committee is incorporated herein by reference to such information included in NEI’s Proxy Statement for the Annual Meeting of Stockholders to be held January 24, 2008 (the “2008 Annual Meeting Proxy Statement”), under the captions “Proposal 1: Election of Directors — Terms Expiring in 2009”, and “Section 16(a) Beneficial Ownership Reporting Compliance,” and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. Additionally, the information included in the 2008 Annual Meeting Proxy Statement under the caption “Corporate Governance” is incorporated herein by reference.

Item 11.	Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the 2008 Annual Meeting Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation Tables and Supporting Information”, “Potential Payments Upon Termination or Change-In-Control”, and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the 2008 Annual Meeting Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the 2008 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence”.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the 2008 Annual Meeting Proxy Statement under the captions “Independent Registered Public Accounting Firm’s Fees and Services”.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Schedules I, III, IV, and V are omitted since they are not applicable or not required under the rules of Regulation S-X.

(3) Exhibits

See (b) below

(b) Exhibits

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

(c) Financial Statements Excluded From Annual Report to Shareholders

Not Applicable

Report of Independent Registered Public Accounting Firm

The Board of Directors
Neenah Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Neenah Enterprises, Inc. (formerly ACP Holding Company) and Subsidiaries (the Company) as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on September 30, 2007, the Company changed its method of accounting for defined benefit pension and postretirement healthcare plans.

/s/  Ernst & Young LLP

Milwaukee, Wisconsin
November 28, 2007

Neenah Enterprises, Inc.

Consolidated Balance Sheets

	September 30
	2007	2006
	(In thousands, except share and per share data)

Assets
Current assets:
Cash	$—	$910
Accounts receivable, less allowance for doubtful accounts of $2,262 in 2007 and $1,885 in 2006	81,085	85,161
Inventories	64,196	61,847
Refundable income taxes	6,501	—
Deferred income taxes	3,070	2,697
Other current assets	6,479	7,425

Total current assets	161,331	158,040
Property, plant and equipment:
Land	7,218	7,209
Buildings and improvements	19,955	18,733
Machinery and equipment	104,893	88,562
Patterns	14,617	13,527
Construction in progress	32,839	3,679

	179,522	131,710
Less accumulated depreciation	47,972	34,832

	131,550	96,878
Deferred financing costs, net of accumulated amortization of $343 in 2007 and $1,509 in 2006	3,457	1,695
Identifiable intangible assets, net of accumulated amortization of $28,486 in 2007 and $21,365 in 2006	54,951	62,072
Goodwill	86,699	86,699
Other assets	5,986	5,536

	151,093	156,002

	$443,974	$410,920

Neenah Enterprises, Inc.

Consolidated Balance Sheets

	September 30
	2007	2006
	(In thousands, except share and per share data)

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,764	$29,766
Accrued wages and employee benefits	13,139	13,713
Accrued interest	5,449	7,157
Accrued interest — related party	2,344	—
Other accrued liabilities	4,763	5,432
Current portion of long-term debt	17,152	27,750
Current portion of capital lease obligations	213	161

Total current liabilities	70,824	83,979
Long-term debt	225,000	236,445
Long-term debt — related party	75,000	—
Capital lease obligations	1,222	1,060
Deferred income taxes	28,134	26,931
Postretirement benefit obligations	5,269	10,141
Pension benefit obligations	3,142	8,036
Other liabilities	4,818	5,100

Total liabilities	413,409	371,692
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 35,000,000 shares authorized, 13,672,764 and 9,394,920 issued and outstanding at September 30, 2007 and 2006, respectively	137	94
Capital in excess of par value	5,686	5,477
Retained earnings	20,571	34,499
Accumulated other comprehensive income (loss)	4,171	(842)

Total stockholders’ equity	30,565	39,228

	$443,974	$410,920

See accompanying notes.

Neenah Enterprises, Inc.

Consolidated Statements of Operations

	Years Ended September 30
	2007	2006	2005
	(In thousands, except share
	and per share data)

Net sales	$483,623	$542,452	$541,772
Cost of sales	408,904	442,558	440,818

Gross profit	74,719	99,894	100,954
Selling, general and administrative expenses	38,119	34,314	34,467
Litigation settlement	—	—	6,500
Amortization expense	7,121	7,120	7,124
Loss on disposal of property, plant and equipment	453	127	953

Operating income	29,026	58,333	51,910
Other income (expense):
Interest expense	(24,610)	(33,410)	(33,419)
Interest expense — related party	(7,090)	—	—
Interest income	356	83	13
Debt refinancing costs	(20,429)	—	—

Income (loss) before income taxes	(22,747)	25,006	18,504
Provision (credit) for income taxes	(8,819)	8,857	3,409

Net income (loss)	$(13,928)	$16,149	$15,095

Earnings (loss) per share:
Basic	$(1.31)	$1.72	$1.71
Diluted	$(1.31)	$0.99	$0.94

See accompanying notes.

Neenah Enterprises, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

				Accumulated
				Other
		Capital		Comprehensive
	Common	in Excess of	Retained	(Loss)
	Stock	Par Value	Earnings	Income	Total
	(In thousands)

Balance at September 30, 2004	$87	$5,451	$3,255	$—	$8,793
Exercise of stock warrants for 652,199 shares of common stock	7	26	—	—	33
Components of comprehensive income:
Net income	—	—	15,095	—	15,095
Pension liability adjustment, net of tax effect of $4,350	—	—	—	(6,526)	(6,526)

Total comprehensive income					8,569

Balance at September 30, 2005	94	5,477	18,350	(6,526)	17,395
Components of comprehensive income:
Net income	—	—	16,149	—	16,149
Pension liability adjustment, net of tax effect of $(3,789)	—	—	—	5,684	5,684

Total comprehensive income					21,833

Balance at September 30, 2006	94	5,477	34,499	(842)	39,228
Exercise of stock warrants for 4,227,844 shares of common stock	43	168	—	—	211
Components of comprehensive loss:
Net loss	—	—	(13,928)	—	(13,928)
Pension liability adjustment, net of tax effect of $(561)	—	—	—	842	842

Total comprehensive loss					(13,086)
Stock based compensation	—	41	—	—	41
Adjustment to initially apply SFAS 158, net of tax effect of $(2,764)	—	—	—	4,171	4,171

Balance at September 30, 2007	$137	$5,686	$20,571	$4,171	$30,565

See accompanying notes.

Neenah Enterprises, Inc.

Consolidated Statements of Cash Flows

	Years Ended September 30
	2007	2006	2005
	(In thousands)

Operating activities
Net income (loss)	$(13,928)	$16,149	$15,095
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for obsolete inventories	669	318	356
Provision for bad debts	1,047	433	2,153
Depreciation	13,934	13,123	11,740
Amortization of identifiable intangible assets	7,121	7,120	7,124
Amortization of deferred financing costs and discount on notes	862	2,081	2,110
Write-off of deferred financing costs and discount on notes	7,512	—	—
Loss on disposal of property, plant and equipment	453	127	953
Deferred income taxes	(2,578)	(10)	(5,191)
Stock based compensation expense	41	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,029	201	(6,628)
Inventories	(3,018)	(3,042)	1,640
Other current assets	(5,555)	(528)	281
Accounts payable	(2,002)	(539)	1,155
Accrued liabilities	(741)	(5,349)	6,686
Postretirement benefit obligations	(245)	(263)	(171)
Pension benefit obligations	(1,139)	(5,284)	(3,631)
Other liabilities	(282)	214	(118)

Net cash provided by operating activities	5,180	24,751	33,554
Investing activities
Purchase of property, plant and equipment	(48,733)	(17,803)	(17,572)
Proceeds from sale of property, plant and equipment	88	196	905
Other	(277)	(525)	347

Net cash used in investing activities	(48,922)	(18,132)	(16,320)
Financing activities
Proceeds from long-term debt	225,000	—	84
Proceeds from long-term debt — related party	75,000	—	—
Payments on debt and capital lease obligations	(253,579)	(9,193)	(13,716)
Debt issuance costs	(3,800)	—	(151)
Proceeds from the exercise of stock warrants	211	—	33

Net cash provided by (used in) financing activities	42,832	(9,193)	(13,750)

Increase (decrease) in cash	(910)	(2,574)	3,484
Cash at beginning of year	910	3,484	—

Cash at end of year	$—	$910	$3,484

Supplemental disclosures of cash flows information:
Interest paid	$29,898	$31,306	$31,315
Income taxes paid	494	11,864	5,622

See accompanying notes.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements
September 30, 2007
(In Thousands, Except Share and Per Share Data)

1.	Organization and Description of Business

Neenah Enterprises, Inc. (formerly ACP Holding Company) (“NEI”) is a Delaware corporation which has no business activity other than its ownership of NFC Castings, Inc. Neenah Foundry Company (Neenah) is a wholly owned subsidiary of NFC Castings, Inc. NEI, alone or together with its subsidiaries as appropriate in the context, is referred to as “the Company.” Neenah, together with its subsidiaries, manufactures gray and ductile iron castings and forged components for sale to industrial and municipal customers. Industrial castings are custom-engineered and are produced for customers in several industries, including the medium and heavy-duty truck components, farm equipment, heating, ventilation and air-conditioning industries. Municipal castings include manhole covers and frames, storm sewer frames and grates, tree grates and specialty castings for a variety of applications and are sold principally to state and local government entities, utilities and contractors. The Company’s sales generally are unsecured.

Neenah has the following subsidiaries, all of which are wholly owned: Deeter Foundry, Inc. (Deeter); Mercer Forge Corporation and subsidiaries (Mercer); Dalton Corporation and subsidiaries (Dalton); Advanced Cast Products, Inc. and subsidiaries (Advanced Cast Products); Gregg Industries, Inc. (Gregg); Neenah Transport, Inc. (Transport) and Cast Alloys, Inc. (Cast Alloys), which is inactive. Deeter manufactures gray iron castings for the municipal market and special application construction castings. Mercer manufactures forged components for use in transportation, railroad, mining and heavy industrial applications and microalloy forgings for use by original equipment manufacturers and industrial end users. Dalton manufactures gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy-duty truck transmissions and other automotive parts. Advanced Cast Products manufactures ductile and malleable iron castings for use in various industrial segments, including heavy truck, construction equipment, railroad, mining and automotive. Gregg manufactures gray and ductile iron castings for industrial and commercial use. Transport is a common and contract carrier licensed to operate in the continental United States. The majority of Transport’s revenues are derived from transport services provided to the Company.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of NEI and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

Stock Split

On August 3, 2007, NEI amended its certificate of incorporation, which changed NEI’s authorized capital stock to 35,000,000 shares of common stock and 1,000,000 shares of preferred stock (the preferred stock was first authorized on August 3, 2007), and effected a 1-for-5 reverse split of its common stock. The number of shares and per share data in the accompanying financial statements have been adjusted for this reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

The Company evaluates the collectibility of its accounts receivable based on a number of factors. For known collectibility concerns, an allowance for doubtful accounts is recorded based on the customer’s ability and

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

likelihood to pay based on management’s review of the facts. For all other accounts, the Company recognizes an allowance based on the length of time the receivable is past due based on historical experience. Adjustments to these estimates may be required if the financial condition of the Company’s customers were to change. The Company does not require collateral or other security on accounts receivable.

Inventories

Inventories at September 30, 2007 and 2006 are stated at the lower of cost or market. The cost of inventories for Neenah and Dalton is determined on the last-in, first-out (LIFO) method for substantially all inventories except supplies, for which cost is determined on the first-in, first-out (FIFO) method. The cost of inventories for Deeter, Mercer, Advanced Cast Products and Gregg is determined on the FIFO method. LIFO inventories comprised 37% and 38% of total inventories at September 30, 2007 and 2006, respectively. If the FIFO method of inventory valuation had been used by all companies, inventories would have been approximately $9,003 and $6,600 higher than reported at September 30, 2007 and 2006, respectively.

Property, Plant and Equipment

Property, plant and equipment acquired prior to September 30, 2003 are stated at fair value, as required by fresh start accounting. Additions to property, plant and equipment subsequent to October 1, 2003 are stated at cost. Depreciation for financial reporting purposes is provided over the estimated useful lives (3 to 40 years) of the respective assets using the straight-line method.

Capitalized Interest

Interest is capitalized on the acquisition and construction of long-term capital projects. Capitalized interest in fiscal 2007 was $1,027. No interest was capitalized in fiscal 2006 or 2005.

Deferred Financing Costs

Costs incurred to obtain long-term financing are amortized using the effective interest method over the term of the related debt.

Identifiable Intangible Assets

Identifiable intangible assets, primarily customer lists and tradenames, are amortized on a straight-line basis. The estimated useful lives of customer lists, tradenames and other are 10 years, 40 years and 15 years, respectively.

Goodwill

Goodwill is tested for impairment annually during the fourth fiscal quarter or more frequently if an event indicates that the goodwill might be impaired in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Based on such tests, there was no impairment of goodwill recorded in fiscal 2007, 2006 or 2005. All goodwill is within the Castings segment.

Impairment of Long-Lived Assets

Property, plant and equipment and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

Revenues are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to customer; the price to the customer is fixed and determinable; and collectibility is reasonably assured. The Company meets these criteria for revenue recognition upon shipment of product, which corresponds with transfer of title.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recognized within net sales. Shipping and handling costs are included in cost of sales.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $793, $564 and $470 for the years ended September 30, 2007, 2006 and 2005, respectively.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities and are measured using currently enacted tax rates and laws.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, short-term debt (borrowings under the revolving credit facility) and capital lease obligations approximates fair value. The fair value of the Company’s 9 1/2% Notes, based on quoted market prices, was approximately $205,875 at September 30, 2007 compared to a carrying value of $225,000. The Company has concluded that it is not practicable to determine the fair value of the $75,000 12 1/2% Notes because they were issued to a related party.

Comprehensive Income/Loss

Comprehensive income/loss represents net income/loss plus any gains or losses that, under U.S. generally accepted accounting principles, are excluded from net income/loss and recognized directly as a component of stockholders’ equity.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Earnings Per Share

Basic earnings per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share is computed reflecting the potential dilutive effect of share based awards and stock warrants under the treasury stock method, which assumed the Company uses proceeds from the exercise of share based awards and stock warrants to repurchase the Company’s common stock at the average market price during the period. In applying the treasury stock method, the market price for the Company’s common stock was determined based on observable market prices and valuation techniques.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended September 30 (in thousands):

	2007	2006	2005

Numerator:
Income (loss) used in computing basic and diluted earnings per share:
Net income (loss)	$(13,928)	$16,149	$15,095

Denominator:
Denominator for basic earnings per share — weighted-average common shares outstanding	10,663,274	9,394,920	8,841,274
Effect of dilutive securities — employee stock compensation plan	—	150,000	400,000
Effect of dilutive securities — stock warrants	—	6,731,078	6,827,610

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	10,663,274	16,275,998	16,068,884

At September 30, 2007 stock warrants to purchase 2,537,235 shares of common stock and 50,000 shares of restricted stock were not included in the Company’s computation of dilutive securities because the effect would have been anti-dilutive.

Stock Based Compensation

Prior to October 1, 2005, the Company accounted for share based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective October 1, 2005, as a non-public entity that previously used the minimum value method for proforma disclosure purposes under SFAS No. 123, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the prospective-transition method. Accordingly, the provisions of SFAS No. 123(R) are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN 48 as of October 1, 2007, and the impact that the adoption of FIN 48 will have on its consolidated financial statements and notes thereto is not expected to be significant.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the balance sheet will reflect the funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position and provide additional disclosures. On September 30, 2007, the Company adopted the provisions of SFAS 158 by

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

recognizing the funded status of its defined benefit pension and postretirement benefit plans in the balance sheet. SFAS 158 did not have an effect on the Company’s consolidated financial condition at September 30, 2006 and 2005. See Note 8 for further discussion and disclosures of the effect of adopting SFAS 158 on the Company’s consolidated financial statements and notes thereto. In addition, the Company will be required to measure the plan assets and benefit obligations as of the date of the year-end balance sheet by September 30, 2009. The Company is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company is required to adopt SFAS 157 effective October 1, 2008 and is currently evaluating the impact of adopting SFAS 157 on its future results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt SFAS 159 effective October 1, 2008 and is currently evaluating the impact of adopting SFAS 159 on its future results of operations and financial condition.

3.	Inventories

Inventories consisted of the following as of September 30:

	2007	2006

Raw materials	$6,941	$7,857
Work in process and finished goods	41,407	38,437
Supplies	15,848	15,553

	$64,196	$61,847

4.	Intangible Assets

Identifiable intangible assets consisted of the following as of September 30:

	2007		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer lists	$67,000	$26,800	$67,000	$20,100
Tradenames	16,282	1,645	16,282	1,234
Other	155	41	155	31

	$83,437	$28,486	$83,437	$21,365

The Company does not have any intangible assets deemed to have indefinite lives. The Company expects to recognize amortization expense of $7,120 in each of the five fiscal years subsequent to September 30, 2007.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Long-Term Debt

Long-term debt consisted of the following as of September 30:

	2007	2006

12 1/2% Senior Subordinated Notes	$75,000	$—
9 1/2% Senior Secured Notes	225,000	—
13% Senior Subordinated Notes	—	100,000
11% Senior Secured Notes, less unamortized discount of $6,337 in 2006	—	126,191
Term Loan Facilities	—	13,409
Revolving credit facility	17,152	24,595

	317,152	264,195
Less current portion	17,152	27,750

	$300,000	$236,445

On December 29, 2006, the Company repaid its outstanding indebtedness under Neenah’s then existing credit facility, repurchased all $133,130 of Neenah’s outstanding 11% Senior Secured Notes due 2010 through an issuer tender offer, retired $75,000 of Neenah’s outstanding 13% Senior Subordinated Notes due 2013 (the 13% Notes) by exchanging them for $75,000 of new 12 1/2% Senior Subordinated Notes due 2013 (the 12 1/2% Notes) in a private transaction, and issued a notice to redeem the remaining $25,000 of 13% Notes that remained outstanding after the initial exchange. The remaining 13% Notes were redeemed on February 2, 2007. To fund these payments and to provide cash for capital expenditures, ongoing working capital requirements and general corporate purposes, Neenah (a) issued $225,000 of new 9 1/2% Senior Secured Notes due 2017 (the 9 1/2% Notes) and the $75,000 of 12 1/2% Notes and (b) entered into an amended and restated credit facility (the 2006 Credit Facility) providing for borrowings in an amount up to $100,000. The 12 1/2% Notes were issued in a related party transaction with a substantial stockholder of the Company in exchange for 13% Notes held by such stockholder.

The 2006 Credit Facility provides for borrowings in an amount up to $100,000 and includes a provision permitting Neenah from time to time to request increases (subject to the lenders’ consent) in the aggregate amount by up to $10,000 with the increases to be funded through additional commitments from existing lenders or new commitments from financial institutions acceptable to the current lenders. It matures on December 31, 2011. The interest rate on the 2006 Credit Facility is based on LIBOR (5.25% at September 30, 2007) or prime (7.75% at September 30, 2007) plus an applicable margin, based upon Neenah meeting certain financial statistics. The weighted-average interest rate on the outstanding borrowings under the 2006 Credit Facility at September 30, 2007 was 7.10%, compared to 7.65% at September 30, 2006 on the outstanding borrowings under the revolving credit facility then in place. At September 30, 2007, Neenah had unused availability of $78,737. Substantially all of Neenah’s wholly owned subsidiaries are co-borrowers with Neenah under the 2006 Credit Facility. In addition, NFC Castings, Inc. and the remaining wholly owned subsidiaries of Neenah jointly, fully, severally and unconditionally guarantee Neenah’s obligations under the 2006 Credit Facility, subject to customary exceptions for transactions of this type.

The borrowers’ and guarantors’ obligations under the 2006 Credit Facility are secured by first priority liens, subject to customary restrictions, on Neenah’s and the guarantors’ accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing, and by second priority liens (junior to the liens securing the 9 1/2% Notes) on substantially all of our and the guarantors’ remaining assets. The 9 1/2% Notes, and the guarantees in respect thereof, are equal in right of payment to the 2006 Credit Facility, and the guarantees in respect thereof. Borrowings under the revolving credit facility have been classified as current liabilities in the accompanying consolidated balance sheets in accordance with the consensus of Emerging Issues

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Task Force No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

The 2006 Credit Facility requires Neenah to observe certain customary conditions, affirmative covenants and negative covenants including financial covenants and it requires Neenah to maintain a specified minimum interest coverage ratio or fixed charge coverage ratio whenever the unused availability is less than $15,000.

The 9 1/2% Notes mature on January 1, 2017 and bear interest at 9 1/2%. Interest is payable semiannually on January 1 and July 1. The 9 1/2% Notes are secured by first-priority liens on substantially all of Neenah’s and the guarantors’ assets (other than accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing) and by second-priority liens, junior to the liens for the benefit of the lenders under the 2006 Credit Facility, on Neenah’s and the guarantors’ accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing. Neenah’s obligations under the 9 1/2% Notes are guaranteed on a secured basis by each of its wholly owned subsidiaries. The 12 1/2% Notes are unsecured, mature on September 30, 2013 and bear interest at 12 1/2%. Interest of not less than 5% is payable in cash and the remainder (up to 7 1/2%) may be paid-in-kind semiannually on January 1 and July 1. Through July 1, 2007, Neenah has paid the interest in cash. The 9 1/2% and the 12 1/2% Notes are jointly, fully, severally and unconditionally guaranteed by all of Neenah’s subsidiaries.

The 9 1/2% Notes and the 12 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. At September 30, 2007, Neenah is in compliance with all covenants.

As a result of the refinancing transactions discussed above, Neenah incurred $20,429 of debt refinancing costs in the year ended September 30, 2007. This amount consisted of a $12,917 tender premium paid to repurchase the 11% Senior Secured Notes due 2010, $5,940 to write off the unamortized portion of discount on the 11% Senior Secured Notes and $1,572 to write off the unamortized portion of deferred financing costs on the old indebtedness.

6.	Commitments and Contingencies

The Company leases certain plants, warehouse space, machinery and equipment, office equipment and vehicles under operating leases, which generally include renewal options. Rent expense under these operating leases for the years ended September 30, 2007, 2006 and 2005 totaled $2,985, $2,923 and $2,920, respectively.

During the years ended September 30, 2007 and 2006, the Company financed purchases of property, plant and equipment totaling $413 and $1,271, respectively, by entering into capital lease obligations. Property, plant and equipment under leases accounted for as capital leases as of September 30 were as follows:

	2007	2006

Machinery and equipment	$1,757	$1,344
Less accumulated depreciation	551	214

	$1,206	$1,130

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Minimum rental payments due under operating and capital leases for fiscal years subsequent to September 30, 2007, are as follows:

	Operating	Capital
	Leases	Leases

2008	$1,945	$290
2009	1,286	290
2010	756	290
2011	456	290
2012	323	391
Thereafter	204	144

Total minimum lease payments	$4,970	1,695

Less amount representing interest		260

Present value of minimum lease payments		1,435
Less current portion		213

Capital lease obligations		$1,222

The Company is partially self-insured for workers’ compensation claims. An accrued liability is recorded for claims incurred but not yet paid or reported and is based on current and historical claim information. The accrued liability may ultimately be settled for an amount different than the recorded amount. Adjustments of the accrued liability are recorded in the period in which they become known.

Approximately 64% of the Company’s employees (or approximately 80% of the Company’s hourly workforce) are covered by collective bargaining agreements. The collective bargaining agreements for Mercer and the Warsaw location of Dalton, which represent approximately 25% of the Company’s employees (or approximately 39% of the Company’s hourly workforce), are scheduled to expire during fiscal 2008.

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. On August 5, 2005 the Company settled a legal matter related to the proposed sale of one of its subsidiaries by paying a cash settlement of $6,500.

The Company is continuing to invest in a $54,000 capital project to replace a mold line at its Neenah facility. The new mold line is expected to significantly enhance operating efficiencies, increase capacity and provide expanded molding capabilities for municipal products. The Company anticipates that operating cash flows and borrowings under its 2006 Credit Facility will be sufficient to fund this and other anticipated operational investments, including working capital and capital expenditure needs, over the remaining construction timeframe. The Company expects the new mold line to become operational in April, 2008. At September 30, 2007, the Company had expended $30,594 and committed to an additional $16,578 of expenditures related to the new mold line.

7.	Stockholders’ Equity

The authorized capital of NEI consists of 1,000,000 shares of preferred stock, with a par value of $0.01 per share, and 35,000,000 shares of common stock, with a par value of $0.01 per share. All shares of common stock have equal voting rights. No shares of preferred stock have been issued. At September 30, 2007, NEI had stock warrants outstanding that are exercisable for an additional 2,537,235 shares of common stock. The warrants have an exercise price of $0.05 per share and expire on October 7, 2013.

The Company has a 2003 Management Equity Incentive Plan (the Plan) which provides for the issuance of share based awards to key employees and directors up to an aggregate amount of 1,600,000 shares of common

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

stock. In July 2007, the Plan was amended and restated, assumed by NEI and renamed the Neenah Enterprises, Inc. Management Equity Incentive Plan. The Plan allows for the grant of incentive or non-qualified stock option awards and restricted stock awards. As of September 30, 2007, share based awards to purchase 750,000 shares of common stock are available for grant under this plan. The Company records compensation expense for this plan ratably over the vesting period.

In fiscal 2004, the Company granted 800,000 shares of restricted stock awards under the Plan which vested one fourth on the date of grant, with equal annual cliff vesting for the remaining unvested portion over a three year period, contingent on employment and subject to acceleration in the event of a significant transaction, as defined in the award agreement. These restricted shares were determined to have a nominal fair value at the date of grant. As provided for under the terms of the award, the vesting of all nonvested restricted stock awards was accelerated on May 25, 2006, such that the awards were fully vested, as a result of a change in control of the Company.

In fiscal 2007, the Company granted 50,000 shares of restricted stock under the Plan which vest in two equal installments on the first and second anniversary of the grant date and were determined to have a grant date fair value of $6.50 per share, based on available quoted market prices. Nonvested stock compensation expense recognized by the Company for the year ended September 30, 2007 was $41. As of September 30, 2007, there was $284 of unrecognized compensation cost related to non-vested stock that is expected to be recognized over a weighted average period of 1.75 years.

8.	Income Taxes

The provision (credit) for income taxes consisted of the following:

	Years Ended September 30
	2007	2006	2005

Current:
Federal	$(6,593)	$7,553	$7,032
State	352	1,314	1,568

	(6,241)	8,867	8,600
Deferred	(2,578)	(10)	(5,191)

	$(8,819)	$8,857	$3,409

The provision (credit) for income taxes differed from the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes as follows:

	Years Ended September 30
	2007	2006	2005

Provision at statutory rate	$(7,961)	$8,752	$6,476
State income taxes, net of federal taxes	(841)	851	815
Permanent differences due to reorganization	—	—	(885)
Change in tax method of determining LIFO inventory	—	—	(2,679)
Change in enacted state tax laws	—	(758)	—
Other	(17)	12	(318)

Provision (credit) for income taxes	$(8,819)	$8,857	$3,409

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax assets and liabilities consisted of the following as of September 30:

	2007	2006

Deferred income tax liabilities:
Inventories	$(529)	$(1,195)
Property, plant and equipment	(12,339)	(11,667)
Identifiable intangible assets	(21,220)	(24,069)
Other	(388)	(336)

	(34,476)	(37,267)
Deferred income tax assets:
Employee benefit plans	4,697	8,926
Accrued vacation	1,940	2,237
Other accrued liabilities	926	997
State net operating loss and credit carryforwards	909	155
Other	995	873

Total deferred tax assets	9,467	13,188
Valuation allowance for deferred income tax assets	(55)	(155)

	9,412	13,033

Net deferred income tax liability	$(25,064)	$(24,234)

Included in the consolidated balance sheets as:
Current deferred income tax asset	$3,070	$2,697
Noncurrent deferred income tax liability	(28,134)	(26,931)

	$(25,064)	$(24,234)

As of September 30, 2007, the Company had state net operating loss and credit carryforwards of $16,786 which expire through fiscal 2017. A full valuation allowance has been established for certain state net operating loss carryforwards due to the uncertainty regarding the realization of the deferred tax benefit through future earnings.

9.	Employee Benefit Plans

Defined-Benefit Pension Plans and Postretirement Benefits

The Company sponsors five defined-benefit pension plans covering the majority of its hourly employees. Retirement benefits under the pension plans are based on years of service and defined-benefit rates. The Company has elected a measurement date of June 30 for all of its pension plans. The Company funds the pension plans based on actuarially determined cost methods allowable under Internal Revenue Service regulations. During each of the years ended September 30, 2006 and 2007, the Company amended one of its defined-benefit pension plans to freeze its defined benefit rate and credited years of service. No curtailment gain or loss was required in conjunction with freezing these defined-benefit plans.

The Company also sponsors unfunded defined-benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. For salaried employees at Neenah, benefits are provided from the date of retirement for the duration of the employee’s life, while benefits for hourly employees at Neenah are provided from retirement to age 65. Retirees’ contributions to the plans are based on years of service and age at retirement. The Company funds benefits as incurred. The Company has elected a measurement date of June 30 for these plans.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

FASB Financial Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act), addresses the impact of the Act enacted in December 2003. The Act provides a prescription drug subsidy benefit for Medicare eligible employees starting in 2006. During fiscal 2005, it was determined that the benefit levels of the Company’s defined-benefit postretirement health care plan covering salaried employees met the criteria set forth by the Act to qualify for the subsidy. Effective with the June 30, 2005 measurement date, the effects of the subsidy were used in measuring the plan’s benefit obligation and net periodic postretirement benefit cost. The effect of the subsidy was to reduce the net periodic postretirement benefit cost by approximately $337 for the year ended September 30, 2006.

Adoption of SFAS 158

As discussed in Note 2, the Company adopted SFAS 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement benefit plans in its consolidated balance sheets and related disclosure provisions, on September 30, 2007. Funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets. Upon adoption, the Company recorded an adjustment to accumulated other comprehensive income (loss) representing the recognition of previously unrecorded pension and postretirement healthcare liabilities related to net unrecognized actuarial gains and unrecognized prior service costs and credits. These amounts will be subsequently recognized as a component of net periodic pension cost pursuant to the Company’s historical accounting policy for recognizing such amounts.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheets at September 30, 2007 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s consolidated statements of operations for the year ended September 30, 2007 or for any prior period presented, and it will not affect the Company’s operating results in future periods.

	At September 30, 2007
	Prior to	Effect of
	Adopting	Adopting
	SFAS 158	SFAS 158	As Reported

Other assets	$5,439	$547	$5,986
Net deferred tax liability	(22,300)	(2,764)	(25,064)
Other accrued liabilities	(4,563)	(200)	(4,763)
Postretirement benefit obligations	(9,897)	4,628	(5,269)
Pension benefit obligations	(5,102)	1,960	(3,142)
Accumulated other comprehensive income	—	(4,171)	(4,171)

Amounts included in accumulated other comprehensive income, net of tax, at September 30, 2007 which have not yet been recognized in net periodic benefit cost were as follows:

		Other
	Pension	Postretirement
	Plans	Benefits

Prior service cost (credit)	$217	$(219)
Net actuarial gain	(1,723)	(2,446)

Amounts included in accumulated other comprehensive income, net of tax, at September 30, 2007 expected to be recognized in net periodic benefit cost during the fiscal year ending September 30, 2008 were as follows:

		Other
	Pension	Postretirement
	Plans	Benefits

Prior service cost (credit)	$30	$(32)
Net actuarial gain	(15)	(246)

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status

The following table summarizes the funded status of the pension plans and postretirement benefit plans and the amounts recognized in the consolidated balance sheets at September 30, 2007 and 2006:

	Pension		Postretirement
	Benefits		Benefits
	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation, July 1	$71,914	$78,162	$5,631	$7,351
Service cost	1,798	2,328	179	153
Interest cost	4,421	4,083	324	282
Unrecognized prior service cost	30	30	—	—
Actuarial gains	(280)	(10,294)	(123)	(1,748)
Benefits paid	(3,012)	(2,757)	(425)	(407)

Benefit obligation, June 30	$74,871	$71,914	$5,586	$5,631

Change in plan assets:
Fair value of plan assets, July 1	$64,373	$54,648	$—	$—
Actual return on plan assets	8,781	3,963	—	—
Company contributions	574	8,519	425	407
Benefits paid	(3,012)	(2,757)	(425)	(407)

Fair value of plan assets, June 30	$70,716	$64,373	$—	$—

Funded status of the plans:
Benefit obligation in excess of plan assets	$(4,155)	$(7,541)	$(5,586)	$(5,631)
Unrecognized prior service cost (credit)	—	392	—	(396)
4th quarter contributions	1,560	—	117	101
Unrecognized net (gains) losses	—	908	—	(4,215)

	$(2,595)	$(6,241)	$(5,469)	$(10,141)

Amounts recognized in the consolidated balance sheets at September 30:
Prepaid benefit cost (long-term asset)	$547	$—	$—	$—
Accrued benefit liability (long-term liability)	(3,142)	(8,036)	(5,269)	(10,141)
Accrued benefit liability (current liability)	—	—	(200)	—

	$(2,595)	$(8,036)	$(5,469)	$(10,141)

The accumulated benefit obligation for the Company’s defined benefit pension plans was $74,871 and $71,914 at September 30, 2007 and 2006, respectively. At September 30, 2007, pension plans with benefit obligations in excess of plan assets had an aggregate projected benefit obligation of $68,926 and aggregate fair value of plan assets of $65,784.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Benefit Costs

Components of net periodic benefit cost for the years ended September 30 were as follows:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Service cost	$1,798	$2,328	$2,008	$179	$153	$161
Interest cost	4,421	4,083	3,870	324	282	363
Expected return on plan assets	(5,255)	(4,732)	(4,157)	—	—	—
Amortization of prior service cost (credit)	30	30	—	(32)	(33)	(32)
Recognized net actuarial (gain) loss	—	185	2	(275)	(265)	(244)

Net periodic benefit cost	$994	$1,894	$1,723	$196	$137	$248

Assumptions

Weighted-average assumptions used to determine benefit obligations as of September 30 were as follows:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Discount rate	6.25%	6.25%	6.25%	6.25%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30 were as follows:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	6.25%	5.25%	6.25%	6.25%	5.25%	6.25%
Expected long-term rate of return on plan assets	7.50% to 8.50%	7.50% to 8.50%	7.50% to 8.50%	—	—	—

For measurement purposes, the healthcare cost trend rate was assumed to be 9.5% decreasing gradually to 5.0% in 2016 and then remaining at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the healthcare cost trend rate would have the following effect:

	1% Increase	1% Decrease

Effect on total of service cost and interest cost	$101	$(78)
Effect on postretirement benefit obligation	934	(741)

Pension Plan Assets

The following table summarizes the weighted-average asset allocations of the pension plans at September 30:

	2007	2006

Asset category:
Equity securities	56%	51%
Debt securities	34	32
Real estate	4	3
Other	6	14

	100%	100%

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by maximizing investment returns within that prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. The Company’s targeted asset allocation ranges as a percentage of total market value are as follows: equity securities 45% to 55% and debt securities 30% to 35%. None of the plans’ equity securities are invested in common stock of NEI. Additionally, cash balances are maintained at levels adequate to meet near term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

The Company’s overall expected long-term rates of return on assets range from 7.50% to 8.50%. The expected long-term rates of return are based on the portfolio of each defined benefit pension plan as a whole and not on the sum of the returns of individual asset categories. The rates of return are based on historical returns adjusted to reflect the current view of the long-term investment market.

Benefit Payments and Contributions

The following benefit payments, which reflect expected future service, as appropriate, and are net of expected Medicare subsidy receipts, are expected to be paid for fiscal years subsequent to September 30, 2007:

2008	$3,166
2009	3,278
2010	3,456
2011	3,626
2012	3,964
2013 — 2017	25,753

$43,243

The Company expects to contribute $1,621 to its pension plans during fiscal 2008.

Defined-Contribution Retirement Plans

The Company sponsors various defined-contribution retirement plans (the Plans) covering substantially all salaried and certain hourly employees. The Plans allow participants to make 401(k) contributions in amounts ranging from 1% to 15% of their compensation. The Company matches between 35% and 50% of the participants’ contributions up to a maximum of 6% of the employee’s compensation, as defined. The Company may make additional voluntary contributions to the Plans as determined annually by the Board of Directors. Total Company contributions amounted to $3,268, $2,448 and $2,264 for the years ended September 30, 2007, 2006 and 2005, respectively.

Other Employee Benefits

The Company provides unfunded supplemental retirement benefits to certain active and retired employees at Dalton. At September 30, 2007, the present value of the current and long-term portion of these supplemental retirement obligations totaled $262 and $1,871, respectively. At September 30, 2006, the present value of the current and long-term portion of these supplemental retirement obligations totaled $246 and $2,117, respectively.

Certain of Dalton’s hourly employees are covered by a multi-employer, defined-benefit pension plan pursuant to a collective bargaining agreement. The Company’s expense for the years ended September 30, 2007, 2006 and 2005, was $334, $356 and $337, respectively.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Substantially all of Mercer’s union employees are covered by a multiemployer, defined-benefit pension plan pursuant to a collective bargaining agreement. The Company’s expense for the years ended September 30, 2007, 2006 and 2005, was $197, $221 and $290, respectively.

10.	Segment Information

The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells gray and ductile iron castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market. The Other segment includes machining operations and freight hauling.

The Company evaluates performance and allocates resources based on the operating income before depreciation and amortization charges of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus a share of operating profit.

	Years Ended September 30
	2007	2006	2005

Revenues from external customers:
Castings	$441,524	$495,384	$491,159
Forgings	37,113	41,222	44,348
Other	18,321	20,703	22,507
Elimination of intersegment revenues	(13,335)	(14,857)	(16,242)

	$483,623	$542,452	$541,772

Net income (loss):
Castings	$(13,928)	$16,149	$15,095
Forgings	(1,551)	(605)	(570)
Other	(150)	345	189
Elimination of intersegment loss	1,701	260	381

	$(13,928)	$16,149	$15,095

Total assets:
Castings	$496,219	$472,760	$475,725
Forgings	5,927	6,399	7,040
Other	10,086	10,285	13,268
Elimination of intersegment assets	(68,258)	(78,524)	(83,478)

	$443,974	$410,920	$412,555

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Castings	Forgings	Other	Total

Year ended September 30, 2007:
Interest expense	$27,649	$3,571	$480	$31,700
Interest income	349	7	—	356
Provision (credit) for income taxes	(9,933)	1,166	(52)	(8,819)
Depreciation and amortization expense	19,046	857	1,152	21,055
Expenditures for long-lived assets	47,475	563	695	48,733
Year ended September 30, 2006:
Interest expense	$29,309	$3,368	$733	$33,410
Interest income	78	—	5	83
Provision for income taxes	7,077	1,569	211	8,857
Depreciation and amortization expense	18,105	916	1,222	20,243
Expenditures for long-lived assets	16,866	417	520	17,803
Year ended September 30, 2005:
Interest expense	$29,543	$3,387	$489	$33,419
Interest income	13	—	—	13
Provision for income taxes	1,642	479	1,288	3,409
Depreciation and amortization expense	16,979	815	1,070	18,864
Expenditures for long-lived assets	15,966	948	658	17,572

Geographic Information

		Long-Lived
	Net Sales	Assets(1)

Year ended September 30, 2007:
United States	$462,597	$131,550
Foreign countries	21,026	—

	$483,623	$131,550

Year ended September 30, 2006:
United States	$521,193	$96,878
Foreign countries	21,259	—

	$542,452	$96,878

Year ended September 30, 2005:
United States	$509,104	$91,250
Foreign countries	32,668	—

	$541,772	$91,250

(1)	Represents property, plant and equipment.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Quarterly Results of Operations (Unaudited)

	Year Ended September 30, 2007
	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter

Net sales	$117,342		$111,789	$126,838	$127,654
Gross profit	18,625		10,733	22,297	23,064
Net income (loss)	(12,332	)(a)	(4,299)	1,710	993	(b)
Earnings (loss) per common share:
Basic	$(1.31)		$(0.46)	$0.17	$0.07
Diluted	(1.31)		(0.46)	0.13	0.06

	Year Ended September 30, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$121,714	$130,513	$147,724	$142,501
Gross profit	19,090	21,219	29,951	29,634
Net income	720	1,057	6,842	7,530
Earnings per common share:
Basic	$0.08	$0.12	$0.74	$0.80
Diluted	0.05	0.07	0.42	0.47

(a)	Net income for the three months ended December 31, 2006 included $20,419 of debt refinancing costs, on a pretax basis. See Note 5 for further details on the debt refinancing.

(b)	Certain non-standard adjustments, primarily related to the capitalization of interest, were recorded in the fourth quarter of fiscal 2007. These adjustments resulted in lower net income of approximately $761 or $0.05 per diluted share and were deemed to be immaterial with respect to the impact on prior quarters.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Neenah Foundry Company

We have audited the accompanying consolidated balance sheets of Neenah Foundry Company and Subsidiaries (the Company) as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on September 30, 2007, the Company changed its method of accounting for defined benefit pension and postretirement healthcare plans.

/s/  Ernst & Young LLP
Milwaukee, Wisconsin
November 28, 2007

Neenah Foundry Company

Consolidated Balance Sheets

	September 30
	2007	2006
	(In thousands, except share and per share data)

Assets
Current assets:
Cash	$—	$910
Accounts receivable, less allowance for doubtful accounts of $2,262 in 2007 and $1,885 in 2006	81,085	85,161
Inventories	64,196	61,847
Refundable income taxes	6,501	—
Deferred income taxes	3,070	2,697
Other current assets	6,479	7,425

Total current assets	161,331	158,040
Property, plant and equipment:
Land	7,218	7,209
Buildings and improvements	19,955	18,733
Machinery and equipment	104,893	88,562
Patterns	14,617	13,527
Construction in progress	32,839	3,679

	179,522	131,710
Less accumulated depreciation	47,972	34,832

	131,550	96,878
Deferred financing costs, net of accumulated amortization of $343 in 2007 and $1,509 in 2006	3,457	1,695
Identifiable intangible assets, net of accumulated amortization of $28,486 in 2007 and $21,365 in 2006	54,951	62,072
Goodwill	86,699	86,699
Other assets	5,986	5,536

	151,093	156,002

	$443,974	$410,920

Neenah Foundry Company

Consolidated Balance Sheets

	September 30
	2007	2006
	(In thousands, except share and per share data)

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$27,764	$29,766
Accrued wages and employee benefits	13,139	13,713
Accrued interest	5,449	7,157
Accrued interest — related party	2,344	—
Other accrued liabilities	5,016	5,474
Current portion of long-term debt	17,152	27,750
Current portion of capital lease obligations	213	161

Total current liabilities	71,077	84,021
Long-term debt	225,000	236,445
Long-term debt — related party	75,000	—
Capital lease obligations	1,222	1,060
Deferred income taxes	28,134	26,931
Postretirement benefit obligations	5,269	10,141
Pension benefit obligations	3,142	8,036
Other liabilities	4,818	5,100

Total liabilities	413,662	371,734
Commitments and contingencies
Stockholder’s equity:
Common stock, par value $100 per share; 1,000 shares authorized, issued and outstanding	100	100
Capital in excess of par value	5,470	5,429
Retained earnings	20,571	34,499
Accumulated other comprehensive income (loss)	4,171	(842)

Total stockholder’s equity	30,312	39,186

	$443,974	$410,920

See accompanying notes.

Neenah Foundry Company

Consolidated Statements of Operations

		Years Ended
		September 30
	2007	2006	2005
	(In thousands)

Net sales	$483,623	$542,452	$541,772
Cost of sales	408,904	442,558	440,818

Gross profit	74,719	99,894	100,954
Selling, general and administrative expenses	38,119	34,314	34,467
Litigation settlement	—	—	6,500
Amortization expense	7,121	7,120	7,124
Loss on disposal of property, plant and equipment	453	127	953

Operating income	29,026	58,333	51,910
Other income (expense):
Interest expense	(24,610)	(33,410)	(33,419)
Interest expense — related party	(7,090)	—	—
Interest income	356	83	13
Debt refinancing costs	(20,429)	—	—

Income (loss) before income taxes	(22,747)	25,006	18,504
Provision (credit) for income taxes	(8,819)	8,857	3,409

Net income (loss)	$(13,928)	$16,149	$15,095

See accompanying notes.

Neenah Foundry Company

Consolidated Statements of Changes in Stockholder’s Equity (Deficit)

				Accumulated
				Other
		Capital		Comprehensive
	Common	in Excess of	Retained	(Loss)
	Stock	Par Value	Earnings	Income	Total
	(In thousands)

Balance at September 30, 2004	$100	$5,429	$3,255	$—	$8,784
Components of comprehensive income:
Net income	—	—	15,095	—	15,095
Pension liability adjustment, net of tax effect of $4,350	—	—	—	(6,526)	(6,526)

Total comprehensive income					8,569

Balance at September 30, 2005	100	5,429	18,350	(6,526)	17,353
Components of comprehensive income:
Net income	—	—	16,149	—	16,149
Pension liability adjustment, net of tax effect of $(3,789)	—	—	—	5,684	5,684

Total comprehensive income					21,833

Balance at September 30, 2006	100	5,429	34,499	(842)	39,186
Components of comprehensive loss:
Net loss	—	—	(13,928)	—	(13,928)
Pension liability adjustment, net of tax effect of $(561)	—	—	—	842	842

Total comprehensive loss					(13,086)
Stock based compensation	—	41	—	—	41
Adjustment to initially apply SFAS 158, net of tax effect of $(2,764)	—	—	—	4,171	4,171

Balance at September 30, 2007	$100	$5,470	$20,571	$4,171	$30,312

See accompanying notes.

Neenah Foundry Company

Consolidated Statements of Cash Flows

		Years Ended
		September 30
	2007	2006	2005
	(In thousands)

Operating activities
Net income (loss)	$(13,928)	$16,149	$15,095
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for obsolete inventories	669	318	356
Provision for bad debts	1,047	433	2,153
Depreciation	13,934	13,123	11,740
Amortization of identifiable intangible assets	7,121	7,120	7,124
Amortization of deferred financing costs and discount on notes	862	2,081	2,110
Write-off of deferred financing costs and discount on notes	7,512	—	—
Loss on disposal of property, plant and equipment	453	127	953
Deferred income taxes	(2,578)	(10)	(5,191)
Stock based compensation expense	41	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,029	201	(6,628)
Inventories	(3,018)	(3,042)	1,640
Other current assets	(5,555)	(528)	281
Accounts payable	(2,002)	(539)	1,155
Accrued liabilities	(530)	(5,349)	6,719
Postretirement benefit obligations	(245)	(263)	(171)
Pension benefit obligations	(1,139)	(5,284)	(3,631)
Other liabilities	(282)	214	(118)

Net cash provided by operating activities	5,391	24,751	33,587
Investing activities
Purchase of property, plant and equipment	(48,733)	(17,803)	(17,572)
Proceeds from sale of property, plant and equipment	88	196	905
Other	(277)	(525)	347

Net cash used in investing activities	(48,922)	(18,132)	(16,320)
Financing activities
Proceeds from long-term debt	225,000	—	84
Proceeds from long-term debt — related party	75,000	—	—
Payments on debt and capital lease obligations	(253,579)	(9,193)	(13,716)
Debt issuance costs	(3,800)	—	(151)

Net cash provided by (used in) financing activities	42,621	(9,193)	(13,783)

Increase (decrease) in cash	(910)	(2,574)	3,484
Cash at beginning of year	910	3,484	—

Cash at end of year	$—	$910	$3,484

Supplemental disclosures of cash flows information:
Interest paid	$29,898	$31,306	$31,315
Income taxes paid	494	11,864	5,622

See accompanying notes.

Neenah Foundry Company

Notes to Consolidated Financial Statements
September 30, 2007
(In Thousands, Except Share and Per Share Data)

1.	Organization and Description of Business

Neenah Foundry Company (Neenah), together with its subsidiaries (collectively, the Company), manufactures gray and ductile iron castings and forged components for sale to industrial and municipal customers. Industrial castings are custom-engineered and are produced for customers in several industries, including the medium and heavy-duty truck components, farm equipment, heating, ventilation and air-conditioning industries. Municipal castings include manhole covers and frames, storm sewer frames and grates, tree grates and specialty castings for a variety of applications and are sold principally to state and local government entities, utilities and contractors. The Company’s sales generally are unsecured.

Neenah is a wholly owned subsidiary of NFC Castings, Inc., which is a wholly owned subsidiary of Neenah Enterprises, Inc. (NEI), formerly ACP Holding Company. Neenah has the following subsidiaries, all of which are wholly owned: Deeter Foundry, Inc. (Deeter); Mercer Forge Corporation and subsidiaries (Mercer); Dalton Corporation and subsidiaries (Dalton); Advanced Cast Products, Inc. and subsidiaries (Advanced Cast Products); Gregg Industries, Inc. (Gregg); Neenah Transport, Inc. (Transport) and Cast Alloys, Inc. (Cast Alloys), which is inactive. Deeter manufactures gray iron castings for the municipal market and special application construction castings. Mercer manufactures forged components for use in transportation, railroad, mining and heavy industrial applications and microalloy forgings for use by original equipment manufacturers and industrial end users. Dalton manufactures gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy-duty truck transmissions and other automotive parts. Advanced Cast Products manufactures ductile and malleable iron castings for use in various industrial segments, including heavy truck, construction equipment, railroad, mining and automotive. Gregg manufactures gray and ductile iron castings for industrial and commercial use. Transport is a common and contract carrier licensed to operate in the continental United States. The majority of Transport’s revenues are derived from transport services provided to the Company.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Neenah and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

The Company evaluates the collectibility of its accounts receivable based on a number of factors. For known collectibility concerns, an allowance for doubtful accounts is recorded based on the customer’s ability and likelihood to pay based on management’s review of the facts. For all other accounts, the Company recognizes an allowance based on the length of time the receivable is past due based on historical experience. Adjustments to these estimates may be required if the financial condition of the Company’s customers were to change. The Company does not require collateral or other security on accounts receivable.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Inventories

Inventories at September 30, 2007 and 2006 are stated at the lower of cost or market. The cost of inventories for Neenah and Dalton is determined on the last-in, first-out (LIFO) method for substantially all inventories except supplies, for which cost is determined on the first-in, first-out (FIFO) method. The cost of inventories for Deeter, Mercer, Advanced Cast Products and Gregg is determined on the FIFO method. LIFO inventories comprised 37% and 38% of total inventories at September 30, 2007 and 2006, respectively. If the FIFO method of inventory valuation had been used by all companies, inventories would have been approximately $9,003 and $6,600 higher than reported at September 30, 2007 and 2006, respectively.

Property, Plant and Equipment

Property, plant and equipment acquired prior to September 30, 2003 are stated at fair value, as required by fresh start accounting. Additions to property, plant and equipment subsequent to October 1, 2003 are stated at cost. Depreciation for financial reporting purposes is provided over the estimated useful lives (3 to 40 years) of the respective assets using the straight-line method.

Capitalized Interest

Interest is capitalized on the acquisition and construction of long-term capital projects. Capitalized interest in fiscal 2007 was $1,027. No interest was capitalized in fiscal 2006 or 2005.

Deferred Financing Costs

Costs incurred to obtain long-term financing are amortized using the effective interest method over the term of the related debt.

Identifiable Intangible Assets

Identifiable intangible assets, primarily customer lists and tradenames, are amortized on a straight-line basis. The estimated useful lives of customer lists, tradenames and other are 10 years, 40 years and 15 years, respectively.

Goodwill

Goodwill is tested for impairment annually during the fourth fiscal quarter or more frequently if an event indicates that the goodwill might be impaired in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Based on such tests, there was no impairment of goodwill recorded in fiscal 2007, 2006 or 2005. All goodwill is within the Castings segment.

Impairment of Long-Lived Assets

Property, plant and equipment and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

Revenue Recognition

Revenues are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to customer; the price to the customer is fixed and determinable; and collectibility is reasonably assured. The Company meets these criteria for revenue recognition upon shipment of product, which corresponds with transfer of title.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Shipping and Handling Costs

Shipping and handling costs billed to customers are recognized within net sales. Shipping and handling costs are included in cost of sales.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $793, $564 and $470 for the years ended September 30, 2007, 2006 and 2005, respectively.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities and are measured using currently enacted tax rates and laws.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, short-term debt (borrowings under the revolving credit facility) and capital lease obligations approximates fair value. The fair value of the Company’s 9 1/2% Notes, based on quoted market prices, was approximately $205,875 at September 30, 2007 compared to a carrying value of $225,000. The Company has concluded that it is not practicable to determine the fair value of the $75,000 12 1/2% Notes because they were issued to a related party.

Comprehensive Income/Loss

Comprehensive income/loss represents net income/loss plus any gains or losses that, under U.S. generally accepted accounting principles, are excluded from net income/loss and recognized directly as a component of stockholder’s equity.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Stock Based Compensation

Prior to October 1, 2005, the Company accounted for share based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective October 1, 2005, as a non-public entity that previously used the minimum value method for proforma disclosure purposes under SFAS No. 123, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the prospective-transition method. Accordingly, the provisions of SFAS No. 123(R) are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

required to adopt FIN 48 as of October 1, 2007, and the impact that the adoption of FIN 48 will have on its consolidated financial statements and notes thereto is not expected to be significant.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the balance sheet will reflect the funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position and provide additional disclosures. On September 30, 2007, the Company adopted the provisions of SFAS 158 by recognizing the funded status of its defined benefit pension and postretirement benefit plans in the balance sheet. SFAS 158 did not have an effect on the Company’s consolidated financial condition at September 30, 2006 and 2005. See Note 8 for further discussion and disclosures of the effect of adopting SFAS 158 on the Company’s consolidated financial statements and notes thereto. In addition, the Company will be required to measure the plan assets and benefit obligations as of the date of the year-end balance sheet by September 30, 2009. The Company is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company is required to adopt SFAS 157 effective October 1, 2008 and is currently evaluating the impact of adopting SFAS 157 on its future results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt SFAS 159 effective October 1, 2008 and is currently evaluating the impact of adopting SFAS 159 on its future results of operations and financial condition.

3.	Inventories

Inventories consisted of the following as of September 30:

	2007	2006

Raw materials	$6,941	$7,857
Work in process and finished goods	41,407	38,437
Supplies	15,848	15,553

	$64,196	$61,847

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

4.	Intangible Assets

Identifiable intangible assets consisted of the following as of September 30:

	2007		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer lists	$67,000	$26,800	$67,000	$20,100
Tradenames	16,282	1,645	16,282	1,234
Other	155	41	155	31

	$83,437	$28,486	$83,437	$21,365

The Company does not have any intangible assets deemed to have indefinite lives. The Company expects to recognize amortization expense of $7,120 in each of the five fiscal years subsequent to September 30, 2007.

5.	Long-Term Debt

Long-term debt consisted of the following as of September 30:

	2007	2006

12 1/2% Senior Subordinated Notes	$75,000	$—
9 1/2% Senior Secured Notes	225,000	—
13% Senior Subordinated Notes	—	100,000
11% Senior Secured Notes, less unamortized discount of $6,337 in 2006	—	126,191
Term Loan Facilities	—	13,409
Revolving credit facility	17,152	24,595

	317,152	264,195
Less current portion	17,152	27,750

	$300,000	$236,445

On December 29, 2006, the Company repaid its outstanding indebtedness under its then existing credit facility, repurchased all $133,130 of its outstanding 11% Senior Secured Notes due 2010 through an issuer tender offer, retired $75,000 of its outstanding 13% Senior Subordinated Notes due 2013 (the 13% Notes) by exchanging them for $75,000 of new 12 1/2% Senior Subordinated Notes due 2013 (the 12 1/2% Notes) in a private transaction, and issued a notice to redeem the remaining $25,000 of 13% Notes that remained outstanding after the initial exchange. The remaining 13% Notes were redeemed on February 2, 2007. To fund these payments and to provide cash for capital expenditures, ongoing working capital requirements and general corporate purposes, the Company (a) issued $225,000 of new 9 1/2% Senior Secured Notes due 2017 (the 9 1/2% Notes) and the $75,000 of 12 1/2% Notes and (b) entered into an amended and restated credit facility (the 2006 Credit Facility) providing for borrowings in an amount up to $100,000. The 12 1/2% Notes were issued in a related party transaction with a substantial stockholder of the Company’s ultimate parent, NEI in exchange for 13% Notes held by such stockholder.

The 2006 Credit Facility provides for borrowings in an amount up to $100,000 and includes a provision permitting the Company from time to time to request increases (subject to the lenders’ consent) in the aggregate amount by up to $10,000 with the increases to be funded through additional commitments from existing lenders or new commitments from financial institutions acceptable to the current lenders. It matures on December 31, 2011. The interest rate on the 2006 Credit Facility is based on LIBOR (5.25% at September 30, 2007) or prime (7.75% at September 30, 2007) plus an applicable margin, based upon the Company meeting certain financial statistics. The

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

weighted-average interest rate on the outstanding borrowings under the 2006 Credit Facility at September 30, 2007 was 7.10%, compared to 7.65% at September 30, 2006 on the outstanding borrowings under the revolving credit facility then in place. At September 30, 2007, the Company had unused availability of $78,737. Substantially all of Neenah’s wholly owned subsidiaries are co-borrowers with Neenah under the 2006 Credit Facility. In addition, NFC Castings, Inc. and the remaining wholly owned subsidiaries of Neenah jointly, fully, severally and unconditionally guarantee Neenah’s obligations under the 2006 Credit Facility, subject to customary exceptions for transactions of this type.

The borrowers’ and guarantors’ obligations under the 2006 Credit Facility are secured by first priority liens, subject to customary restrictions, on Neenah’s and the guarantors’ accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing, and by second priority liens (junior to the liens securing the 9 1/2% Notes) on substantially all of our and the guarantors’ remaining assets. The 9 1/2% Notes, and the guarantees in respect thereof, are equal in right of payment to the 2006 Credit Facility, and the guarantees in respect thereof. Borrowings under the revolving credit facility have been classified as current liabilities in the accompanying consolidated balance sheets in accordance with the consensus of Emerging Issues Task Force No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

The 2006 Credit Facility requires the Company to observe certain customary conditions, affirmative covenants and negative covenants including financial covenants and it requires the Company to maintain a specified minimum interest coverage ratio or fixed charge coverage ratio whenever the unused availability is less than $15,000.

The 9 1/2% Notes mature on January 1, 2017 and bear interest at 9 1/2%. Interest is payable semiannually on January 1 and July 1. The 9 1/2% Notes are secured by first-priority liens on substantially all of Neenah’s and the guarantors’ assets (other than accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing) and by second-priority liens, junior to the liens for the benefit of the lenders under the 2006 Credit Facility, on Neenah’s and the guarantors’ accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing. Neenah’s obligations under the 9 1/2% Notes are guaranteed on a secured basis by each of its wholly owned subsidiaries. The 12 1/2% Notes are unsecured, mature on September 30, 2013 and bear interest at 12 1/2%. Interest of not less than 5% is payable in cash and the remainder (up to 7 1/2%) may be paid-in-kind semiannually on January 1 and July 1. Through July 1, 2007, the Company has paid the interest in cash. The 9 1/2% and the 12 1/2% Notes are jointly, fully, severally and unconditionally guaranteed by all of Neenah’s subsidiaries.

The 9 1/2% Notes and the 12 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. At September 30, 2007, the Company is in compliance with all covenants.

As a result of the refinancing transactions discussed above, the Company incurred $20,429 of debt refinancing costs in the year ended September 30, 2007. This amount consisted of a $12,917 tender premium paid to repurchase the 11% Senior Secured Notes due 2010, $5,940 to write off the unamortized portion of discount on the 11% Senior Secured Notes and $1,572 to write off the unamortized portion of deferred financing costs on the old indebtedness.

6.	Commitments and Contingencies

The Company leases certain plants, warehouse space, machinery and equipment, office equipment and vehicles under operating leases, which generally include renewal options. Rent expense under these operating leases for the years ended September 30, 2007, 2006 and 2005 totaled $2,985, $2,923 and $2,920, respectively.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

During the years ended September 30, 2007 and 2006, the Company financed purchases of property, plant and equipment totaling $413 and $1,271, respectively, by entering into capital lease obligations. Property, plant and equipment under leases accounted for as capital leases as of September 30 were as follows:

	2007	2006

Machinery and equipment	$1,757	$1,344
Less accumulated depreciation	551	214

	$1,206	$1,130

Minimum rental payments due under operating and capital leases for fiscal years subsequent to September 30, 2007, are as follows:

	Operating	Capital
	Leases	Leases

2008	$1,945	$290
2009	1,286	290
2010	756	290
2011	456	290
2012	323	391
Thereafter	204	144

Total minimum lease payments	$4,970	1,695

Less amount representing interest		260

Present value of minimum lease payments		1,435
Less current portion		213

Capital lease obligations		$1,222

The Company is partially self-insured for workers’ compensation claims. An accrued liability is recorded for claims incurred but not yet paid or reported and is based on current and historical claim information. The accrued liability may ultimately be settled for an amount different than the recorded amount. Adjustments of the accrued liability are recorded in the period in which they become known.

Approximately 64% of the Company’s employees (or approximately 80% of the Company’s hourly workforce) are covered by collective bargaining agreements. The collective bargaining agreements for Mercer and the Warsaw location of Dalton, which represent approximately 25% of the Company’s employees (or approximately 39% of the Company’s hourly workforce), are scheduled to expire during fiscal 2008.

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. On August 5, 2005 the Company settled a legal matter related to the proposed sale of one of its subsidiaries by paying a cash settlement of $6,500.

The Company is continuing to invest in a $54,000 capital project to replace a mold line at its Neenah facility. The new mold line is expected to significantly enhance operating efficiencies, increase capacity and provide expanded molding capabilities for municipal products. The Company anticipates that operating cash flows and borrowings under its 2006 Credit Facility will be sufficient to fund this and other anticipated operational investments, including working capital and capital expenditure needs, over the remaining construction timeframe. The Company expects the new mold line to become operational in April, 2008. At September 30, 2007, the Company had expended $30,594 and committed to an additional $16,578 of expenditures related to the new mold line.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

7.	Stockholder’s Equity

The authorized capital of the Company consists of 1,000 shares of common stock, with a par value of $100 per share. All shares have equal voting rights.

The Company had a 2003 Management Equity Incentive Plan (the Plan) which provides for the issuance of share based awards to key employees and directors up to an aggregate amount of 1,600,000 shares of common stock of NEI. In July 2007, the Plan was amended and restated, assumed by NEI and renamed the Neenah Enterprises, Inc. Management Equity Incentive Plan. The Plan allows for the grant of incentive or non-qualified stock option awards and restricted stock awards. As of September 30, 2007, share based awards to purchase 750,000 shares of NEI common stock are available for grant under this plan. The Company records compensation expense for this plan ratably over the vesting period.

In fiscal 2004, the Company granted 800,000 shares of NEI restricted stock awards under the Plan which vested one fourth on the date of grant, with equal annual cliff vesting for the remaining unvested portion over a three year period, contingent on employment and subject to acceleration in the event of a significant transaction, as defined in the award agreement. These restricted shares were determined to have a nominal fair value at the date of grant. As provided for under the terms of the award, the vesting of all nonvested restricted stock awards was accelerated on May 25, 2006, such that the awards were fully vested, as a result of a change in control of the Company.

In fiscal 2007, the Company granted 50,000 shares of NEI restricted stock under the Plan which vest in two equal installments on the first and second anniversary of the grant date and were determined to have a grant date fair value of $6.50 per share, based on available quoted market prices. Nonvested stock compensation expense recognized by the Company for the year ended September 30, 2007 was $41. As of September 30, 2007, there was $284 of unrecognized compensation cost related to non-vested stock that is expected to be recognized over a weighted average period of 1.75 years.

8.	Income Taxes

The provision (credit) for income taxes consisted of the following:

	Years Ended September 30
	2007	2006	2005

Current:
Federal	$(6,593)	$7,553	$7,032
State	352	1,314	1,568

	(6,241)	8,867	8,600
Deferred	(2,578)	(10)	(5,191)

	$(8,819)	$8,857	$3,409

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

The provision (credit) for income taxes differed from the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes as follows:

	Years Ended September 30
	2007	2006	2005

Provision at statutory rate	$(7,961)	$8,752	$6,476
State income taxes, net of federal taxes	(841)	851	815
Permanent differences due to reorganization	—	—	(885)
Change in tax method of determining LIFO inventory	—	—	(2,679)
Change in enacted state tax laws	—	(758)	—
Other	(17)	12	(318)

Provision (credit) for income taxes	$(8,819)	$8,857	$3,409

Deferred income tax assets and liabilities consisted of the following as of September 30:

	2007	2006

Deferred income tax liabilities:
Inventories	$(529)	$(1,195)
Property, plant and equipment	(12,339)	(11,667)
Identifiable intangible assets	(21,220)	(24,069)
Other	(388)	(336)

	(34,476)	(37,267)
Deferred income tax assets:
Employee benefit plans	4,697	8,926
Accrued vacation	1,940	2,237
Other accrued liabilities	926	997
State net operating loss and credit carryforwards	909	155
Other	995	873

Total deferred tax assets	9,467	13,188
Valuation allowance for deferred income tax assets	(55)	(155)

	9,412	13,033

Net deferred income tax liability	$(25,064)	$(24,234)

Included in the consolidated balance sheets as:
Current deferred income tax asset	$3,070	$2,697
Noncurrent deferred income tax liability	(28,134)	(26,931)

	$(25,064)	$(24,234)

As of September 30, 2007, the Company had state net operating loss and credit carryforwards of $16,786 which expire through fiscal 2017. A full valuation allowance has been established for certain state net operating loss carryforwards due to the uncertainty regarding the realization of the deferred tax benefit through future earnings.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

9.	Employee Benefit Plans

Defined-Benefit Pension Plans and Postretirement Benefits

The Company sponsors five defined-benefit pension plans covering the majority of its hourly employees. Retirement benefits under the pension plans are based on years of service and defined-benefit rates. The Company has elected a measurement date of June 30 for all of its pension plans. The Company funds the pension plans based on actuarially determined cost methods allowable under Internal Revenue Service regulations. During each of the years ended September 30, 2006 and 2007, the Company amended one of its defined-benefit pension plans to freeze its defined benefit rate and credited years of service. No curtailment gain or loss was required in conjunction with freezing these defined-benefit plans.

The Company also sponsors unfunded defined-benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. For salaried employees at Neenah, benefits are provided from the date of retirement for the duration of the employee’s life, while benefits for hourly employees at Neenah are provided from retirement to age 65. Retirees’ contributions to the plans are based on years of service and age at retirement. The Company funds benefits as incurred. The Company has elected a measurement date of June 30 for these plans.

FASB Financial Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act), addresses the impact of the Act enacted in December 2003. The Act provides a prescription drug subsidy benefit for Medicare eligible employees starting in 2006. During fiscal 2005, it was determined that the benefit levels of the Company’s defined-benefit postretirement health care plan covering salaried employees met the criteria set forth by the Act to qualify for the subsidy. Effective with the June 30, 2005 measurement date, the effects of the subsidy were used in measuring the plan’s benefit obligation and net periodic postretirement benefit cost. The effect of the subsidy was to reduce the net periodic postretirement benefit cost by approximately $337 for the year ended September 30, 2006.

Adoption of SFAS 158

As discussed in Note 2, the Company adopted SFAS 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement benefit plans in its consolidated balance sheets and related disclosure provisions, on September 30, 2007. Funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets. Upon adoption, the Company recorded an adjustment to accumulated other comprehensive income (loss) representing the recognition of previously unrecorded pension and postretirement healthcare liabilities related to net unrecognized actuarial gains and unrecognized prior service costs and credits. These amounts will be subsequently recognized as a component of net periodic pension cost pursuant to the Company’s historical accounting policy for recognizing such amounts.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheets at September 30, 2007 are presented in the following table. The adoption of SFAS 158 had no effect on the

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Company’s consolidated statements of operations for the year ended September 30, 2007 or for any prior period presented, and it will not affect the Company’s operating results in future periods.

	At September 30, 2007
	Prior to	Effect of
	Adopting	Adopting
	SFAS 158	SFAS 158	As Reported

Other assets	$5,439	$547	$5,986
Net deferred tax liability	(22,300)	(2,764)	(25,064)
Other accrued liabilities	(4,563)	(200)	(4,763)
Postretirement benefit obligations	(9,897)	4,628	(5,269)
Pension benefit obligations	(5,102)	1,960	(3,142)
Accumulated other comprehensive income	—	(4,171)	(4,171)

Amounts included in accumulated other comprehensive income, net of tax, at September 30, 2007 which have not yet been recognized in net periodic benefit cost were as follows:

		Other
	Pension	Postretirement
	Plans	Benefits

Prior service cost (credit)	$217	$(219)
Net actuarial gain	(1,723)	(2,446)

Amounts included in accumulated other comprehensive income, net of tax, at September 30, 2007 expected to be recognized in net periodic benefit cost during the fiscal year ending September 30, 2008 were as follows:

		Other
	Pension	Postretirement
	Plans	Benefits

Prior service cost (credit)	$30	$(32)
Net actuarial gain	(15)	(246)

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status

The following table summarizes the funded status of the pension plans and postretirement benefit plans and the amounts recognized in the consolidated balance sheets at September 30, 2007 and 2006:

	Pension		Postretirement
	Benefits		Benefits
	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation, July 1	$71,914	$78,162	$5,631	$7,351
Service cost	1,798	2,328	179	153
Interest cost	4,421	4,083	324	282
Unrecognized prior service cost	30	30	—	—
Actuarial gains	(280)	(10,294)	(123)	(1,748)
Benefits paid	(3,012)	(2,757)	(425)	(407)

Benefit obligation, June 30	$74,871	$71,914	$5,586	$5,631

Change in plan assets:
Fair value of plan assets, July 1	$64,373	$54,648	$—	$—
Actual return on plan assets	8,781	3,963	—	—
Company contributions	574	8,519	425	407
Benefits paid	(3,012)	(2,757)	(425)	(407)

Fair value of plan assets, June 30	$70,716	$64,373	$—	$—

Funded status of the plans:
Benefit obligation in excess of plan assets	$(4,155)	$(7,541)	$(5,586)	$(5,631)
Unrecognized prior service cost (credit)	—	392	—	(396)
4th quarter contributions	1,560	—	117	101
Unrecognized net (gains) losses	—	908	—	(4,215)

	$(2,595)	$(6,241)	$(5,469)	$(10,141)

Amounts recognized in the consolidated balance sheets at September 30:
Prepaid benefit cost (long-term asset)	$547	$—	$—	$—
Accrued benefit liability (long-term liability)	(3,142)	(8,036)	(5,269)	(10,141)
Accrued benefit liability (current liability)	—	—	(200)	—

	$(2,595)	$(8,036)	$(5,469)	$(10,141)

The accumulated benefit obligation for the Company’s defined benefit pension plans was $74,871 and $71,914 at September 30, 2007 and 2006, respectively. At September 30, 2007, pension plans with benefit obligations in excess of plan assets had an aggregate projected benefit obligation of $68,926 and aggregate fair value of plan assets of $65,784.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Benefit Costs

Components of net periodic benefit cost for the years ended September 30 were as follows:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Service cost	$1,798	$2,328	$2,008	$179	$153	$161
Interest cost	4,421	4,083	3,870	324	282	363
Expected return on plan assets	(5,255)	(4,732)	(4,157)	—	—	—
Amortization of prior service cost (credit)	30	30	—	(32)	(33)	(32)
Recognized net actuarial (gain) loss	—	185	2	(275)	(265)	(244)

Net periodic benefit cost	$994	$1,894	$1,723	$196	$137	$248

Assumptions

Weighted-average assumptions used to determine benefit obligations as of September 30 were as follows:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Discount rate	6.25%	6.25%	6.25%	6.25%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30 were as follows:

	Pension Benefits						Postretirement Benefits
	2007		2006		2005		2007	2006	2005

Discount rate	6.25%		5.25%		6.25%		6.25%	5.25%	6.25%
Expected long-term rate of return on plan assets	7.50	% to	7.50	% to	7.50	% to
	8.50%		8.50%		8.50%		—	—	—

For measurement purposes, the healthcare cost trend rate was assumed to be 9.5% decreasing gradually to 5.0% in 2016 and then remaining at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the healthcare cost trend rate would have the following effect:

	1% Increase	1% Decrease

Effect on total of service cost and interest cost	$101	$(78)
Effect on postretirement benefit obligation	934	(741)

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Pension Plan Assets

The following table summarizes the weighted-average asset allocations of the pension plans at September 30:

	2007	2006

Asset category:
Equity securities	56%	51%
Debt securities	34	32
Real estate	4	3
Other	6	14

	100%	100%

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by maximizing investment returns within that prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. The Company’s targeted asset allocation ranges as a percentage of total market value are as follows: equity securities 45% to 55% and debt securities 30% to 35%. None of the plans’ equity securities are invested in common stock of the plan sponsor’s parent company, NEI. Additionally, cash balances are maintained at levels adequate to meet near term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

The Company’s overall expected long-term rates of return on assets range from 7.50% to 8.50%. The expected long-term rates of return are based on the portfolio of each defined benefit pension plan as a whole and not on the sum of the returns of individual asset categories. The rates of return are based on historical returns adjusted to reflect the current view of the long-term investment market.

Benefit Payments and Contributions

The following benefit payments, which reflect expected future service, as appropriate, and are net of expected Medicare subsidy receipts, are expected to be paid for fiscal years subsequent to September 30, 2007:

2008	$3,166
2009	3,278
2010	3,456
2011	3,626
2012	3,964
2013 — 2017	25,753

$43,243

The Company expects to contribute $1,621 to its pension plans during fiscal 2008.

Defined-Contribution Retirement Plans

The Company sponsors various defined-contribution retirement plans (the Plans) covering substantially all salaried and certain hourly employees. The Plans allow participants to make 401(k) contributions in amounts ranging from 1% to 15% of their compensation. The Company matches between 35% and 50% of the participants’ contributions up to a maximum of 6% of the employee’s compensation, as defined. The Company may make additional voluntary contributions to the Plans as determined annually by the Board of Directors. Total Company

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

contributions amounted to $3,268, $2,448 and $2,264 for the years ended September 30, 2007, 2006 and 2005, respectively.

Other Employee Benefits

The Company provides unfunded supplemental retirement benefits to certain active and retired employees at Dalton. At September 30, 2007, the present value of the current and long-term portion of these supplemental retirement obligations totaled $262 and $1,871, respectively. At September 30, 2006, the present value of the current and long-term portion of these supplemental retirement obligations totaled $246 and $2,117, respectively.

Certain of Dalton’s hourly employees are covered by a multi-employer, defined-benefit pension plan pursuant to a collective bargaining agreement. The Company’s expense for the years ended September 30, 2007, 2006 and 2005, was $334, $356 and $337, respectively.

Substantially all of Mercer’s union employees are covered by a multiemployer, defined-benefit pension plan pursuant to a collective bargaining agreement. The Company’s expense for the years ended September 30, 2007, 2006 and 2005, was $197, $221 and $290, respectively.

10.	Segment Information

The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells gray and ductile iron castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market. The Other segment includes machining operations and freight hauling.

The Company evaluates performance and allocates resources based on the operating income before depreciation and amortization charges of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus a share of operating profit.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

	Years Ended September 30
	2007	2006	2005

Revenues from external customers:
Castings	$441,524	$495,384	$491,159
Forgings	37,113	41,222	44,348
Other	18,321	20,703	22,507
Elimination of intersegment revenues	(13,335)	(14,857)	(16,242)

	$483,623	$542,452	$541,772

Net income (loss):
Castings	$(13,928)	$16,149	$15,095
Forgings	(1,551)	(605)	(570)
Other	(150)	345	189
Elimination of intersegment loss	1,701	260	381

	$(13,928)	$16,149	$15,095

Total assets:
Castings	$496,219	$472,760	$475,725
Forgings	5,927	6,399	7,040
Other	10,086	10,285	13,268
Elimination of intersegment assets	(68,258)	(78,524)	(83,478)

	$443,974	$410,920	$412,555

	Castings	Forgings	Other	Total

Year ended September 30, 2007:
Interest expense	$27,649	$3,571	$480	$31,700
Interest income	349	7	—	356
Provision (credit) for income taxes	(9,933)	1,166	(52)	(8,819)
Depreciation and amortization expense	19,046	857	1,152	21,055
Expenditures for long-lived assets	47,475	563	695	48,733
Year ended September 30, 2006:
Interest expense	$29,309	$3,368	$733	$33,410
Interest income	78	—	5	83
Provision for income taxes	7,077	1,569	211	8,857
Depreciation and amortization expense	18,105	916	1,222	20,243
Expenditures for long-lived assets	16,866	417	520	17,803
Year ended September 30, 2005:
Interest expense	$29,543	$3,387	$489	$33,419
Interest income	13	—	—	13
Provision for income taxes	1,642	479	1,288	3,409
Depreciation and amortization expense	16,979	815	1,070	18,864
Expenditures for long-lived assets	15,966	948	658	17,572

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Geographic Information

		Long-Lived
	Net Sales	Assets(1)

Year ended September 30, 2007:
United States	$462,597	$131,550
Foreign countries	21,026	—

	$483,623	$131,550

Year ended September 30, 2006:
United States	$521,193	$96,878
Foreign countries	21,259	—

	$542,452	$96,878

Year ended September 30, 2005:
United States	$509,104	$91,250
Foreign countries	32,668	—

	$541,772	$91,250

(1)	Represents property, plant and equipment.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

11.	Subsidiary Guarantors

The following tables present condensed consolidating financial information as of and for the years ended September 30, 2007, 2006 and 2005 for: (a) Neenah, and (b) on a combined basis, the guarantors of the 9 1/2% Notes and the 12 1/2% Notes, which include all of the wholly owned subsidiaries of Neenah (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

Condensed Consolidating Balance Sheet

September 30, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash (overdraft)	$969	$(969)	$—	$—
Accounts receivable, net	37,052	44,033	—	81,085
Inventories	25,143	39,053	—	64,196
Refundable income taxes	6,501	—	—	6,501
Deferred income taxes	(409)	3,479	—	3,070
Other current assets	4,072	2,407	—	6,479

Total current assets	73,328	88,003	—	161,331
Investments in and advances to subsidiaries	123,314	—	(123,314)	—
Property, plant and equipment, net	73,683	57,867	—	131,550
Deferred financing costs, identifiable intangible assets and goodwill, net	130,290	14,817	—	145,107
Other assets	1,711	4,275	—	5,986

	$402,326	$164,962	$(123,314)	$443,974

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$10,236	$17,528	$—	$27,764
Net intercompany payable	—	111,947	(111,947)	—
Accrued wages and employee benefits	4,985	8,154	—	13,139
Accrued interest	7,793	—	—	7,793
Other accrued liabilities	3,262	1,754	—	5,016
Current portion of long-term debt	17,152	—	—	17,152
Current portion of capital lease obligations	—	213	—	213

Total current liabilities	43,428	139,596	(111,947)	71,077
Long-term debt	300,000	—	—	300,000
Capital lease obligations	—	1,222	—	1,222
Deferred income taxes	19,945	8,189	—	28,134
Postretirement benefit obligations	5,269	—	—	5,269
Pension benefit obligations	1,409	1,733	—	3,142
Other liabilities	1,963	2,855	—	4,818
Stockholder’s equity	30,312	11,367	(11,367)	30,312

	$402,326	$164,962	$(123,314)	$443,974

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheet

September 30, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash (overdraft)	$2,433	$(1,523)	$—	$910
Accounts receivable, net	43,452	41,709	—	85,161
Inventories	22,990	38,857	—	61,847
Deferred income taxes	4,169	(1,472)	—	2,697
Other current assets	4,930	2,495	—	7,425

Total current assets	77,974	80,066	—	158,040
Investments in and advances to subsidiaries	115,243	—	(115,243)	—
Property, plant and equipment, net	41,183	55,695	—	96,878
Deferred financing costs, identifiable intangible assets and goodwill, net	134,233	16,233	—	150,466
Other assets	1,952	3,584	—	5,536

	$370,585	$155,578	$(115,243)	$410,920

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$10,147	$19,619	$—	$29,766
Net intercompany payable	—	89,207	(89,207)	—
Accrued wages and employee benefits	6,478	7,235	—	13,713
Accrued interest	7,157	—	—	7,157
Other accrued liabilities	3,572	1,902	—	5,474
Current portion of long-term debt	27,750	—	—	27,750
Current portion of capital lease obligations	—	161	—	161

Total current liabilities	55,104	118,124	(89,207)	84,021
Long-term debt	236,445	—	—	236,445
Capital lease obligations	—	1,060	—	1,060
Deferred income taxes	23,740	3,191	—	26,931
Postretirement benefit obligations	10,141	—	—	10,141
Pension benefit obligations	3,982	4,054	—	8,036
Other liabilities	1,987	3,113	—	5,100
Stockholder’s equity	39,186	26,036	(26,036)	39,186

	$370,585	$155,578	$(115,243)	$410,920

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Operations

Year ended September 30, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$219,645	$270,371	$(6,393)	$483,623
Cost of sales	166,750	248,547	(6,393)	408,904

Gross profit	52,895	21,824	—	74,719
Selling, general and administrative expenses	20,311	17,808	—	38,119
Amortization expense	5,706	1,415	—	7,121
Loss on disposal of equipment	161	292	—	453

Operating income	26,717	2,309	—	29,026
Other income (expense):
Interest expense	(15,225)	(16,475)	—	(31,700)
Interest income	304	52	—	356
Debt refinancing costs	(20,429)	—	—	(20,429)

	(35,350)	(16,423)	—	(51,773)

Loss from operations before income taxes and equity in losses of subsidiaries	(8,633)	(14,114)	—	(22,747)
Provision (credit) for income taxes	(10,272)	1,453	—	(8,819)

	1,639	(15,567)	—	(13,928)
Equity in losses of subsidiaries	(15,567)	—	15,567	—

Net loss	$(13,928)	$(15,567)	$15,567	$(13,928)

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Operations

Year ended September 30, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$251,813	$297,641	$(7,002)	$542,452
Cost of sales	181,318	268,242	(7,002)	442,558

Gross profit	70,495	29,399	—	99,894
Selling, general and administrative expenses	18,416	15,898	—	34,314
Amortization expense	5,705	1,415	—	7,120
Loss (gain) on disposal of equipment	247	(120)	—	127

Operating income	46,127	12,206	—	58,333
Other income (expense):
Interest expense	(17,842)	(15,568)	—	(33,410)
Interest income	—	83	—	83

	(17,842)	(15,485)	—	(33,327)

Income (loss) from operations before income taxes and equity in losses of subsidiaries	28,285	(3,279)	—	25,006
Provision for income taxes	4,103	4,754	—	8,857

	24,182	(8,033)	—	16,149
Equity in losses of subsidiaries	(8,033)	—	8,033	—

Net income (loss)	$16,149	$(8,033)	$8,033	$16,149

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Operations

Year ended September 30, 2005

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$241,467	$306,635	$(6,330)	$541,772
Cost of sales	177,897	269,251	(6,330)	440,818

Gross profit	63,570	37,384	—	100,954
Selling, general and administrative expenses	24,169	16,798	—	40,967
Amortization expense	5,705	1,419	—	7,124
Loss on disposal of equipment	367	586	—	953

Operating income	33,329	18,581	—	51,910
Other income (expense):
Interest expense	(17,767)	(15,652)	—	(33,419)
Interest income	—	13	—	13

	(17,767)	(15,639)	—	(33,406)

Income from operations before income taxes and equity in losses of subsidiaries	15,562	2,942	—	18,504
Provision (credit) for income taxes	(3,784)	7,193	—	3,409

	19,346	(4,251)	—	15,095
Equity in losses of subsidiaries	(4,251)	—	4,251	—

Net income (loss)	$15,095	$(4,251)	$4,251	$15,095

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

Year ended September 30, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(13,928)	$(15,567)	$15,567	$(13,928)
Noncash adjustments	18,773	10,288	—	29,061
Changes in operating assets and liabilities	(5,784)	(3,958)	—	(9,742)

Net cash provided by (used in) operating activities	(939)	(9,237)	15,567	5,391
Investing activities
Investments in and advances to subsidiaries	(7,368)	22,935	(15,567)	—
Purchase of property, plant and equipment	(36,234)	(12,499)	—	(48,733)
Other	256	(445)	—	(189)

Net cash provided by (used in) investing activities	(43,346)	9,991	(15,567)	(48,922)
Financing activity
Proceeds from long-term debt	300,000	—	—	300,000
Payments on long-term debt and capital lease obligations	(240,462)	(200)	—	(240,662)
Other	(16,717)	—	—	(16,717)

Net cash provided by (used in) financing activities	42,821	(200)	—	42,621

Increase (decrease) in cash	(1,464)	554	—	(910)
Cash (overdraft) at beginning of year	2,433	(1,523)	—	910

Cash (overdraft) at end of year	$969	$(969)	$—	$—

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

Year ended September 30, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net income (loss)	$16,149	$(8,033)	$8,033	$16,149
Noncash adjustments	12,228	10,964	—	23,192
Changes in operating assets and liabilities	(14,471)	(119)	—	(14,590)

Net cash provided by operating activities	13,906	2,812	8,033	24,751
Investing activities
Investments in and advances to subsidiaries	733	7,300	(8,033)	—
Purchase of property, plant and equipment	(8,003)	(9,800)	—	(17,803)
Other	(94)	(235)	—	(329)

Net cash used in investing activities	(7,364)	(2,735)	(8,033)	(18,132)
Financing activity
Payments on long-term debt and capital lease obligations	(9,061)	(132)	—	(9,193)

Decrease in cash	(2,519)	(55)	—	(2,574)
Cash (overdraft) at beginning of year	4,952	(1,468)	—	3,484

Cash (overdraft) at end of year	$2,433	$(1,523)	$—	$910

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

Year ended September 30, 2005

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net income (loss)	$15,095	$(4,251)	$4,251	$15,095
Noncash adjustments	6,637	12,608	—	19,245
Changes in operating assets and liabilities	5,428	(6,181)	—	(753)

Net cash provided by operating activities	27,160	2,176	4,251	33,587
Investing activities
Investments in and advances to subsidiaries	(4,129)	8,380	(4,251)	—
Purchase of property, plant and equipment	(7,678)	(9,894)	—	(17,572)
Other	197	1,055	—	1,252

Net cash used in investing activities	(11,610)	(459)	(4,251)	(16,320)
Financing activities
Proceeds from long-term debt	—	84	—	84
Payments on long-term debt	(12,130)	(1,586)	—	(13,716)
Debt issuance costs	(151)	—	—	(151)

Net cash used in financing activities	(12,281)	(1,502)	—	(13,783)

Increase in cash	3,269	215	—	3,484
Cash (overdraft) at beginning of year	1,683	(1,683)	—	—

Cash (overdraft) at end of year	$4,952	$(1,468)	$—	$3,484

12.	Quarterly Results of Operations (Unaudited)

	Year Ended September 30, 2007
	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter

Net sales	$117,342		$111,789	$126,838	$127,654
Gross profit	18,625		10,733	22,297	23,064
Net income (loss)	(12,332	)(a)	(4,299)	1,710	993	(b)

	Year Ended September 30, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$121,714	$130,513	$147,724	$142,501
Gross profit	19,090	21,219	29,951	29,634
Net income	720	1,057	6,842	7,530

(a)	Net income for the three months ended December 31, 2006 included $20,419 of debt refinancing costs, on a pretax basis. See Note 5 for further details on the debt refinancing.

(b)	Certain non-standard adjustments, primarily related to the capitalization of interest, were recorded in the fourth quarter of fiscal 2007. These adjustments resulted in lower net income of approximately $761 and were deemed to be immaterial with respect to the impact on prior quarters.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Neenah Enterprises, Inc.
Neenah Foundry Company

We have audited the consolidated financial statements of Neenah Enterprises, Inc. and Neenah Foundry Company as of September 30, 2007 and 2006 and for each of the three years in the period ended September 30, 2007, and have issued our reports thereon dated November 28, 2007 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in the index at Item 15(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
November 28, 2007

Schedule II

Neenah Enterprises, Inc.
Neenah Foundry Company
Valuation and Qualifying Accounts
Years ended September 30, 2005, 2006, and 2007

	Balance at	Additions
	Beginning	Charged to			Balance at
Description	of Period	Expense	Deductions		End of Period
	(Dollars in thousands)

Allowance for doubtful accounts receivable:
2005	$1,142	$2,153	$1,202	(A)	$2,093

2006	$2,093	$433	$641	(A)	$1,885

2007	$1,885	$1,047	$670	(A)	$2,262

Reserve for obsolete inventory:
2005	$735	$356	$90	(B)	$1,001

2006	$1,001	$318	$315	(B)	$1,004

2007	$1,004	$669	$73	(B)	$1,600

(A)	Uncollectible accounts written off, net of recoveries

(B)	Reduction for disposition of inventory

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Date: December 28, 2007

NEENAH ENTERPRISES, INC.
NEENAH FOUNDRY COMPANY
(Registrants)

/s/ Gary W. LaChey
Gary W. LaChey
Corporate Vice President — Finance and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 28, 2007, by the following persons on behalf of the registrants and in the capacities indicated.

/s/ Robert E. Ostendorf, Jr. Robert E. Ostendorf, Jr.	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Gary W. LaChey Gary W. LaChey	Corporate Vice President — Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ William M. Barrett William M. Barrett	Director

/s/ Albert E. Ferrara, Jr. Albert E. Ferrara, Jr.	Director

/s/ David B. Gendell David B. Gendell	Director

/s/ Stephen E. K. Graham Stephen E. K. Graham	Director

/s/ Joseph V. Lash Joseph V. Lash	Director

/s/ Jeffrey G. Marshall Jeffrey G. Marshall	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Neenah Foundry Company does not intend to furnish an annual report or a proxy statement to its security holders.

NEENAH ENTERPRISES, INC.
(formerly known as ACP Holding Company)
and
NEENAH FOUNDRY COMPANY

EXHIBIT INDEX
TO
2007 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

2.1	Disclosure Statement for Pre-Petition of Votes with respect to the Prepackaged Joint Plan of Reorganization of ACP Holding Company (now known as Neenah Enterprises, Inc.), NFC Castings, Inc., and Neenah Foundry Company	Exhibit T3E-1 to application for qualification of indenture on Form T-3 filed 7/1/03 (File No. 022-28687)
2.2	Prepackaged Joint Plan of Reorganization of ACP Holding Company, NFC Castings, Inc., Neenah Foundry Company and Certain of its Subsidiaries under Chapter 11 of the United States Bankruptcy Code	Exhibit T3E-2 to application for qualification of indenture on Form T-3 filed 7/1/03 (File No. 022-28687)
3.1	Fourth Amended and Restated Certificate of Incorporation of Neenah Enterprises, Inc.	Exhibit 3.3 to Amendment No. 2 to Neenah Enterprises, Inc.’s Form 10 Registration Statement (SEC File No. 000-52681)
3.2	Amended and Restated Certificate [Articles] of Incorporation of Neenah Foundry Company	Exhibit 3.1 to Neenah Foundry Company’s Form 10-K for the fiscal year ended September 30, 2005 (the “2005 Form 10-K”)
3.3	Amended and Restated Certificate of Incorporation of NFC Castings, Inc.	Exhibit 3.3 to the 2005 Form 10-K
3.4	Amended and Restated Bylaws of Neenah Enterprises, Inc.	Exhibit 3.4 to Amendment No. 2 to Neenah Enterprises, Inc.’s Form 10 Registration Statement (SEC File No. 000-52681)
3.5	Amended Bylaws of Neenah Foundry Company		X
3.6	Amended Bylaws of NFC Castings, Inc.	Exhibit 3.19 to the 2005 Form 10-K
4.1	Warrant Agreement, dated October 8, by and between ACP Holding Company and the Bank of New York as warrant agent	Exhibit 10.3 hereto
4.2	[Reserved]
4.3	Indenture by and among Neenah Foundry Company, the guarantors named therein, and The Bank of New York Trust Company, N.A., as Trustee, dated as of December 29, 2006, for the 9 1/2% Senior Secured Notes due 2017	Exhibit 10.4 hereto
4.4	Form of Note for the 9 1/2% Senior Secured Notes due 2017	Exhibit 10.5 hereto
4.5	12 1/2% Senior Subordinated Note due 2013	Exhibit 10.7 hereto

Exhibit			Incorporated Herein	Filed
Number		Description	By Reference To	Herewith

10.1		Amended and Restated Loan and Security Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Bank of America, N.A., as agent	Exhibit 10.13 to Neenah Foundry Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007
10	.1(a)	Amendment No. 1, dated as of February 9, 2007, to Amended and Restated Loan and Security Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Bank of America, N.A., as agent	Exhibit 10.6 to Neenah Foundry Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007
10.2		Subscription Agreement, dated as of October 7, 2003, by and among ACP Holding Company, Neenah Foundry Company, the subsidiary Guarantors named therein and the Investors as defined therein	Exhibit 10.2 to Neenah Foundry Company’s Form S-4 Registration Statement (File No. 333-111008) filed on December 8, 2003 (the “2003 Neenah Foundry Company Form S-4”)
10.3		Warrant Agreement, dated October 8, 2003, by and between ACP Holding Company and the Bank of New York as warrant agent	Exhibit 10.4 to the 2005 Form 10-K
10.4		Indenture by and among Neenah Foundry Company, the guarantors named therein, and The Bank of New York Trust Company, N.A., as Trustee, dated as of December 29, 2006, for the 9 1/2% Senior Secured Notes due 2017	Exhibit 4.1 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10.5		Form of Note for the 9 1/2% Senior Secured Notes due 2017	Exhibit A to the Indenture filed as Exhibit 10.4 hereto
10.6		Registration Rights Agreement with respect to 9 1/2% Senior Secured Notes due 2017, by and among Neenah Foundry Company, the guarantors named therein, and Credit Suisse Securities (USA) LLC, dated December 29, 2006	Exhibit 4.3 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10.7		12 1/2% Senior Subordinated Note due 2013 issued by Neenah Foundry Company to Tontine Capital Partners, L.P., including the form of indenture relating to the 12 1/2% Senior Subordinated Note due 2013	Exhibit 4.2 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10.8		Registration Rights Agreement with respect to 12 1/2% Senior Subordinated Notes due 2013, by and among Neenah Foundry Company, the guarantors named therein, and Tontine Capital Partners, L.P., dated December 29, 2006	Exhibit 4.4 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

Exhibit			Incorporated Herein	Filed
Number		Description	By Reference To	Herewith

10.9		Exchange Agreement by and among Neenah Foundry Company, the guarantors named therein, and Tontine Capital Partners, L.P., dated December 29, 2006, relating to the exchange by Tontine of $75 million of Neenah foundry Company’s 13% Senior Subordinated Notes due 2013 for the 12 1/2% Senior Subordinated Notes due 2013	Exhibit 10.1 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10	.10*	Form of Amendment to the Employment Agreements and Restricted Grants listed in Exhibits 10.10(a), 10.11(b), 10.12, 10.13 through 10.16, 10.17 and 10.18	Exhibit 10.10 to the 2005 Form 10-K
10	.10 (a)*	Employment Agreement and Restricted Stock Grant by and among Neenah Foundry Company, ACP Holding Company and John Andrews	Exhibit 10.9 to Amendment No. 1 to Neenah Foundry Company’s Form S-4 Registration Statement (File No. 333-111008) filed on January 28, 2004 (the “1/28/04 S-4 Amendment”)
10	.11 (a)*	Employment Agreement and Restricted Stock Grant by and among Neenah Foundry Company, ACP Holding Company and William M. Barrett	Exhibit 10.10 to the 1/28/04 S-4 Amendment
10	.11 (b)*	Employment Agreement by and among Neenah Foundry Company, ACP Holding Company and William M. Barrett	Exhibit 10.1 to Neenah Foundry Company’s Current Report on Form 8-K dated June 29, 2007
10	.12*	Employment Agreement and Restricted Stock Grant by and among Dalton Corporation, ACP Holding Company and Joseph L. DeRita	Exhibit 10.11 to the 1/28/04 S-4 Amendment
10	.12(a)*	Agreement for Payment of Supplemental Benefits to Joseph L. DeRita		X
10	.13*	Employment Agreement and Restricted Stock Grant by and among Neenah Foundry Company, ACP Holding Company and Frank C. Headington	Exhibit 10.12 to the 1/28/04 S-4 Amendment
10	.14*	Employment Agreement and Restricted Stock Grant by and among Neenah Foundry Company, ACP Holding Company and Timothy Koller	Exhibit 10.13 to the 1/28/04 S-4 Amendment
10	.15*	Employment Agreement and Restricted Stock Grant by and among Neenah Foundry Company, ACP Holding Company and Gary W. LaChey	Exhibit 10.14 to the 1/28/04 S-4 Amendment
10	.16*	Employment Agreement and Restricted Stock Grant by and among Neenah Foundry Company, ACP Holding Company and William Martin	Exhibit 10.15 to the 1/28/04 S-4 Amendment
10	.16 (a)*	Employment Agreement and Restricted Stock Grant by and among Neenah Foundry Company, ACP Holding Company and Robert E. Ostendorf, Jr.	Exhibit 10.1 to Neenah Foundry Company’s Current Report on Form 8-K dated June 5, 2007

Exhibit			Incorporated Herein	Filed
Number		Description	By Reference To	Herewith

10	.17*	Employment Agreement and Restricted Stock Grant by and among Dalton Corporation, ACP Holding Company and Steve Shaffer	Exhibit 10.16 to the 1/28/04 S-4 Amendment
10	.18*	Employment Agreement and Restricted Stock Grant by and among Neenah Foundry Company, ACP Holding Company and Joseph Varkoly	Exhibit 10.17 to the 1/28/04 S-4 Amendment
10	.19*	Neenah Foundry Company 2003 Management Annual Incentive Plan	Exhibit 10.18 to the 2003 Neenah Foundry Company Form S-4
10	.19(a)*	Summary of Amendment to Neenah Foundry Company 2003 Management Annual Incentive Plan	Exhibit 10.19(a) to the 2005 Form 10-K
10	.19(b)*	Neenah Enterprises, Inc. Incentive Compensation Plan	Exhibit 10.1 to Neenah Foundry Company’s Current Report on Form 8-K dated July 26, 2007
10	.20*	Neenah Foundry Company Amended and Restated 2003 Severance and Change of Control Plan		X
10.21		Intercreditor Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company, the guarantors named therein, Bank of America, N.A., as agent, and The Bank of New York Trust Company, N.A., as Trustee and collateral agent	Exhibit 10.2 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10.22		Security Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company, its subsidiaries party thereto, and the various lenders party thereto in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.3 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10.23		Pledge Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company and its subsidiaries party thereto in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.4 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10.24		Copyright, Patent, Trademark and License Mortgage, dated as of December 29, 2006, by Neenah Foundry Company in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.5 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

Exhibit			Incorporated Herein	Filed
Number		Description	By Reference To	Herewith

10.25		Copyright, Patent, Trademark and License Mortgage, dated as of December 29, 2006, by Advanced Cast Products, Inc. in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.6 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10.26		Copyright, Patent, Trademark and License Mortgage, dated as of December 29, 2006, by Peerless Corporation in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.7 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10	.27*	Neenah Enterprises, Inc. Management Equity Incentive Plan (an amendment and restatement of the Neenah Foundry Company 2003 Management Equity Incentive Plan)	Exhibit 10.2 to Neenah Foundry Company’s Current Report on Form 8-K dated July 26, 2007
10.28		Registration Rights Agreement, dated October 8, 2003, by and between ACP Holding Company and the Initial Holders and Assignment of Rights thereunder.	Exhibit No. 3 to the Schedule 13D filed by Jeffrey L. Gendell, with respect to shares of Neenah Enterprises, Inc. directly owned by Tontine Capital partners, L.P. and by Tontine Capital Overseas Master Fund, L.P., on August 23, 2007
12.1		Ratio of Earnings to Fixed Charges		X
21		Subsidiaries of Neenah Enterprises, Inc.		X
31.1		Certification of Chief Executive Officer of Neenah Enterprises, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2		Certification of Chief Financial Officer of Neenah Enterprises, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.3		Certification of Chief Executive Officer of Neenah Foundry Company pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.4		Certification of Chief Financial Officer of Neenah Foundry Company pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Neenah Enterprises, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Executive Officer and Chief Financial Officer of Neenah Foundry Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
99.1	Securities Purchase Agreement, dated as of May 19, 2006	Exhibit 99.1 to Neenah Foundry Company’s Current Report on Form 8-K dated May 19, 2006
99.2	Stock Purchase Agreement, dated as of May 19, 2006	Exhibit 99.2 to Neenah Foundry Company’s Current Report on Form 8-K dated May 19, 2006

99.3	Transfer Notice, dated as of May 19, 2006	Exhibit 99.3 to Neenah Foundry Company’s Current Report on Form 8-K dated May 19, 2006
99.4	Response Letter, dated May 22, 2006	Exhibit 99.4 to Neenah Foundry Company’s Current Report on Form 8-K dated May 19, 2006

*	Denotes management contract or executive compensation plan or arrangement.