Form 10-Q
period 2007-12-31
NEENAH ENTERPRISES, INC.; NEENAH FOUNDRY CO
filed 2008-02-14
CIK 855667, 1040599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to

	Name of Registrant, State of Incorporation, Address	IRS Employer
Commisson File No.	of Principal Executive Offices, and Telephone No.	Identification No.

000-52681	Neenah Enterprises, Inc. (a Delaware Corporation) 2121 Brooks Avenue P.O. Box 729 Neenah, WI 54957 (920) 725-7000	25-1618281

333-28751	Neenah Foundry Company (a Wisconsin Corporation) 2121 Brooks Avenue P.O. Box 729 Neenah, WI 54957 (920) 725-7000	39-1580331

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Neenah Enterprises, Inc.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Neenah Foundry Company

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Neenah Enterprises, Inc.	Yes ☐ No ☑
Neenah Foundry Company	Yes ☐ No ☑
Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

Neenah Enterprises, Inc.	As of January 30, 2008, Neenah Enterprises, Inc. had 13,741,337 shares of common stock outstanding.

Neenah Foundry Company	As of January 30, 2008, Neenah Foundry Company had 1,000 shares of common stock outstanding, all of which were owned by NFC Castings, Inc, a wholly owned subsidiary of Neenah Enterprises, Inc.

NEENAH ENTERPRISES, INC.
NEENAH FOUNDRY COMPANY
Form 10-Q Index
For the Quarter Ended December 31, 2007

NEENAH ENTERPRISES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	September 30,
	2007	2007(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	59,556	81,085
Inventories	71,680	64,196
Deferred income taxes	3,070	3,070
Refundable income taxes	9,132	6,501
Other current assets	5,354	6,479

Total current assets	148,792	161,331

Property, plant and equipment	193,738	179,522
Less accumulated depreciation	52,071	47,972

	141,667	131,550

Deferred financing costs, net	3,343	3,457
Identifiable intangible assets, net	53,169	54,951
Goodwill	86,699	86,699
Other assets	7,104	5,986

	$440,774	$443,974

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,422	$27,764
Accrued wages and employee benefits	10,035	13,139
Accrued interest	78	5,449
Accrued interest — related party	—	2,344
Other accrued liabilities	4,414	4,763
Current portion of long-term debt	32,168	17,152
Current portion of capital lease obligations	213	213

Total current liabilities	69,330	70,824

Long-term debt	225,000	225,000
Long-term debt — related party	75,000	75,000
Capital lease obligations	1,171	1,222
Deferred income taxes	28,134	28,134
Postretirement benefit obligations	5,308	5,269
Other liabilities	10,001	7,960

Total liabilities	413,944	413,409

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share — 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — 35,000,000 shares authorized, 13,741,337 and 13,672,764 issued and outstanding at December 31, 2007 and September 30, 2007, respectively	137	137
Capital in excess of par value	5,730	5,686
Retained earnings	16,792	20,571
Accumulated other comprehensive income	4,171	4,171

Total stockholders’ equity	26,830	30,565

	$440,774	$443,974

See notes to condensed consolidated financial statements.

(1)	The balance sheet as of September 30, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NEENAH ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	December 31,
	2007	2006

Net sales	$101,225	$117,342
Cost of sales	87,692	98,887

Gross profit	13,533	18,455
Selling, general and administrative expenses	8,983	8,442
Restructuring costs	1,227	—
Amortization of intangible assets	1,782	1,780
Gain on disposal of equipment	(1)	(39)
Debt refinancing costs	—	20,429

Total operating expenses	11,991	30,612

Operating income (loss)	1,542	(12,157)
Interest expense	(5,282)	(8,223)
Interest expense — related party	(2,344)	—

Loss before income taxes	(6,084)	(20,380)
Income tax benefit	(2,305)	(7,944)

Net loss	$(3,779)	$(12,436)

Loss per share:
Basic	$(0.28)	$(1.32)
Diluted	$(0.28)	$(1.32)

Shares used in the computation of loss per share:
Basic	13,680	9,395
Effect of dilutive securities	—	—

Diluted	13,680	9,395

See notes to condensed consolidated financial statements.

NEENAH ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	December 31,
	2007	2006
Operating activities
Net loss	$(3,779)	$(12,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,915	5,100
Amortization of deferred financing costs and discount on notes	114	519
Write-off of deferred financing costs and discount on notes	—	7,512
Stock-based compensation	41	—
Changes in operating assets and liabilities	(3,009)	(11,193)

Net cash used in operating activities	(718)	(10,498)

Investing activities
Purchase of property, plant and equipment	(14,250)	(8,448)
Increase in restricted cash	—	(25,280)

Net cash used in investing activities	(14,250)	(33,728)

Financing activities
Net change in revolver balance	15,016	(24,595)
Proceeds from long-term debt	—	225,000
Proceeds from long-term debt — related party	—	75,000
Payments on long-term debt and capital lease obligations	(51)	(139,922)
Payments on long-term debt — related party	—	(75,115)
Proceeds from exercise of stock warrants	3	—
Debt issuance costs	—	(3,031)

Net cash provided by financing activities	14,968	57,337

Increase in cash and cash equivalents	—	13,111
Cash and cash equivalents at beginning of period	—	910

Cash and cash equivalents at end of period	$—	$14,021

See notes to condensed consolidated financial statements.

NEENAH ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)
Note 1 — Basis of Presentation
Neenah Enterprises, Inc. (formerly ACP Holding Company) (“NEI”) is a Delaware corporation which has no business activity other than its ownership of NFC Castings, Inc. Neenah Foundry Company (Neenah) is a wholly owned subsidiary of NFC Castings, Inc. NEI, alone or together with its subsidiaries as appropriate in the context, is referred to as “the Company.” The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. Certain reclassifications have been made to the fiscal 2007 condensed consolidated financial statements to conform to the fiscal 2008 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in NEI’s Annual Report on Form 10-K for the year ended September 30, 2007.
Note 2 — Inventories
The components of inventories are as follows:

	December 31,	September 30,
	2007	2007

Raw materials	$7,546	$6,941
Work in process and finished goods	47,510	41,407
Supplies	16,624	15,848

	$71,680	$64,196

Note 3 — Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
The Company adopted FIN 48 as of October 1, 2007. As a result of the adoption of FIN 48, the Company had no change to the liability for unrecognized tax benefits. The total gross liability for unrecognized tax benefits (excluding penalties and interest) was $2.3 million at October 1, 2007. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in future periods. The Company’s accounting policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest was $.8 million at October 1, 2007 and $.9 million at December 31, 2007. There were no penalties accrued. There was no material change to the amount of unrecognized tax benefits during the three months ended December 31, 2007. The Company or one of its subsidiaries files income tax returns in the United States Federal and various state jurisdictions. The Company is no longer subject to income tax examinations for any significant tax jurisdictions for any tax year before 2005.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) which requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the balance sheet reflects the funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position and provide additional disclosures. On September 30, 2007, the Company adopted the provisions of SFAS 158 by recognizing the funded status of its defined benefit pension and postretirement benefit plans in the balance sheet. In addition, the Company will be required to measure the plan assets and benefit obligations as of the date of the year-end balance sheet by September 30, 2009. The Company is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.

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
In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP). This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for fiscal years beginning after December 15, 2006. Prior to the adoption of this FSP, the Company determined its planned maintenance costs for the year and amortized these costs ratably throughout the year. On October 1, 2007, the Company began accounting for its planned major maintenance activities in accordance with FSP No. AUG AIR-1 by expensing the costs in the month in which they were incurred. The implementation of FSP No. AUG AIR-1 will not have any impact on the Company’s year end financial position or full year results of operations and cash flows as all maintenance costs incurred have been and continue to be expensed in the fiscal year in which the maintenance activity occurs. In accordance with FSP No. AUG AIR-1, the Company’s financial position, results of operations and cash flows for each quarter of the fiscal year ended September 30, 2007 were adjusted to apply the FSP retrospectively. The following financial statement line items as of and for the three month period ended December 31, 2006 were adjusted as follows (in thousands, except per share data):

Statement of Operations	As Originally		Effect of
Three Months Ended December 31, 2006	Reported	As Adjusted	Change

Cost of sales	$98,717	$98,887	$170
Gross profit	18,625	18,455	(170)
Operating loss	(11,987)	(12,157)	(170)
Loss before income taxes	(20,210)	(20,380)	(170)
Income tax benefit	(7,878)	(7,944)	(66)
Net loss	(12,332)	(12,436)	(104)

Loss per share:
Basic	(1.31)	(1.32)	(.01)
Diluted	(1.31)	(1.32)	(.01)

Statement of Cash Flows	As Originally		Effect of
Three Months Ended December 31, 2006	Reported	As Adjusted	Change

Net loss	$(12,332)	$(12,436)	$(104)
Changes in operating assets and liabilities	(11,297)	(11,193)	104
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

Note 4 — Employee Benefit Plans
Components of Net Periodic Benefit Cost
     The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. Components of net periodic benefit costs are as follows for the three months ended December 31, 2007 and 2006:

	Pension Benefits		Postretirement Benefits
	Three months ended December 31,		Three months ended December 31,
	2007	2006	2007	2006

Service cost	$461	$381	$55	$50
Interest cost	1,097	788	81	75
Expected return on plan assets	(1,364)	(939)	—	—
Amortization of prior service cost (credit)	4	7	(13)	(13)
Recognized net actuarial gain	—	—	(53)	(51)

Net periodic benefit cost	$198	$237	$70	$61

Employer Contributions
For the three months ended December 31, 2007, $141 of contributions have been made to the defined-benefit pension plans. The Company presently anticipates contributing an additional $3,380 to fund its pension plans in fiscal 2008 for a total of $3,521.
Note 5 — Refinancing Transactions
On December 29, 2006, the Company repaid its outstanding indebtedness under Neenah’s then existing credit facility, repurchased all $133,130 of Neenah’s outstanding 11% Senior Secured Notes due 2010 through an issuer tender offer, retired $75,000 of Neenah’s outstanding 13% Senior Subordinated Notes due 2013 (the 13% Notes) by exchanging them for $75,000 of new 12 1/2% Senior Subordinated Notes due 2013 (the 12 1/2% Notes) in a private transaction, and issued a notice to redeem the remaining $25,000 of 13% Notes that remained outstanding after the initial exchange. The remaining 13% Notes were redeemed on February 2, 2007. To fund these payments and to provide cash for capital expenditures, ongoing working capital requirements and general corporate purposes, Neenah (a) issued $225,000 of 9 1/2% Senior Secured Notes due 2017 (the 9 1/2% Notes) and the $75,000 of 12 1/2% Notes and (b) entered into an amended and restated credit facility (the 2006 Credit Facility) providing for borrowings in an amount up to $100,000. The 12 1/2% Notes were issued in a related party transaction with a substantial stockholder of the Company in exchange for 13% Notes held by such stockholder.
As a result of the refinancing transactions discussed above, Neenah incurred $20,429 of debt refinancing costs in the year ended September 30, 2007. This amount consisted of a $12,917 tender premium paid to repurchase the 11% Senior Secured Notes, $5,940 to write off the unamortized portion of discount on the 11% Senior Secured Notes and $1,572 to write off the unamortized portion of deferred financing costs on the indebtedness existing prior to the refinancing.
Note 6 — Cost Reduction Actions
On November 16, 2007, the Company announced a restructuring plan to reduce costs and improve general operating efficiencies. The restructuring primarily consisted of salaried headcount reductions at the Company’s operating facilities. In connection with the restructuring plan, the Company incurred employee termination costs of $1,227, which were recognized as a charge to operations during the first quarter of fiscal 2008. The employee termination costs are presented as restructuring costs in the condensed consolidated statement of operations. During the first quarter of fiscal 2008, $244 of employee termination costs were paid, with the remaining $983 recorded in accrued wages and employee benefits in the condensed consolidated balance sheet. A majority of the employee termination costs relate to headcount reductions in the castings segment with a small portion attributable to the forgings segment.

Note 7 — Segment Information
The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells gray and ductile iron castings for the industrial and municipal markets, while the Forgings segment manufactures and sells forged components for the industrial market. The Other segment includes machining operations and freight hauling.
The Company evaluates performance and allocates resources based on the operating income before depreciation and amortization charges of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K. Intersegment sales and transfers are recorded at cost plus a share of operating profit. The following segment information is presented:

	Three months ended
	December 31,
	2007	2006

Revenues from external customers:
Castings	$90,097	$105,677
Forgings	8,998	10,066
Other	4,502	3,424
Elimination of intersegment revenues	(2,372)	(1,825)

	$101,225	$117,342

Net income (loss):
Castings	$(3,582)	$(12,747)
Forgings	(188)	331
Other	(9)	(20)

	$(3,779)	$(12,436)

	December 31,	September 30,
	2007	2007

Total assets:
Castings	$430,008	$431,906
Forgings	19,232	19,015
Other	8,503	8,336
Elimination of intersegment assets	(16,969)	(15,283)

	$440,774	$443,974

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	September 30,
	2007	2007(1)
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	59,556	81,085
Inventories	71,680	64,196
Deferred income taxes	3,070	3,070
Refundable income taxes	9,132	6,501
Other current assets	5,354	6,479

Total current assets	148,792	161,331

Property, plant and equipment	193,738	179,522
Less accumulated depreciation	52,071	47,972

	141,667	131,550

Deferred financing costs, net	3,343	3,457
Identifiable intangible assets, net	53,169	54,951
Goodwill	86,699	86,699
Other assets	7,104	5,986

	$440,774	$443,974

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$22,422	$27,764
Accrued wages and employee benefits	10,035	13,139
Accrued interest	78	5,449
Accrued interest — related party	—	2,344
Other accrued liabilities	4,671	5,016
Current portion of long-term debt	32,168	17,152
Current portion of capital lease obligations	213	213

Total current liabilities	69,587	71,077

Long-term debt	225,000	225,000
Long-term debt — related party	75,000	75,000
Capital lease obligations	1,171	1,222
Deferred income taxes	28,134	28,134
Postretirement benefit obligations	5,308	5,269
Other liabilities	10,001	7,960

Total liabilities	414,201	413,662

Commitments and contingencies

Stockholder’s equity:
Common stock	100	100
Capital in excess of par value	5,510	5,470
Retained earnings	16,792	20,571
Accumulated other comprehensive income	4,171	4,171

Total stockholder’s equity	26,573	30,312

	$440,774	$443,974

See notes to condensed consolidated financial statements.

(1)	The balance sheet as of September 30, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended
	December 31,
	2007	2006

Net sales	$101,225	$117,342
Cost of sales	87,692	98,887

Gross profit	13,533	18,455
Selling, general and administrative expenses	8,983	8,442
Restructuring costs	1,227	—
Amortization of intangible assets	1,782	1,780
Gain on disposal of equipment	(1)	(39)
Debt refinancing costs	—	20,429

Total operating expenses	11,991	30,612

Operating income (loss)	1,542	(12,157)
Interest expense	(5,282)	(8,223)
Interest expense — related party	(2,344)	—

Loss before income taxes	(6,084)	(20,380)
Income tax benefit	(2,305)	(7,944)

Net loss	$(3,779)	$(12,436)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	December 31,
	2007	2006
Operating activities
Net loss	$(3,779)	$(12,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,915	5,100
Amortization of deferred financing costs and discount on notes	114	519
Write-off of deferred financing costs and discount on notes	—	7,512
Stock-based compensation	40	—
Changes in operating assets and liabilities	(3,005)	(11,193)

Net cash used in operating activities	(715)	(10,498)

Investing activities
Purchase of property, plant and equipment	(14,250)	(8,448)
Increase in restricted cash	—	(25,280)

Net cash used in investing activities	(14,250)	(33,728)

Financing activities
Net change in revolver balance	15,016	(24,595)
Proceeds from long-term debt	—	225,000
Proceeds from long-term debt — related party	—	75,000
Payments on long-term debt and capital lease obligations	(51)	(139,922)
Payments on long-term debt — related party	—	(75,115)
Debt issuance costs	—	(3,031)

Net cash provided by financing activities	14,965	57,337

Increase in cash and cash equivalents	—	13,111
Cash and cash equivalents at beginning of period	—	910

Cash and cash equivalents at end of period	$—	$14,021

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)
Note 1 — Basis of Presentation
Neenah Foundry Company (Neenah), together with its subsidiaries (collectively, the Company), is a wholly owned subsidiary of NFC Castings, Inc., which is a wholly owned subsidiary of Neenah Enterprises, Inc. (NEI). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. Certain reclassifications have been made to the fiscal 2007 condensed consolidated financial statements to conform to the fiscal 2008 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah’s Annual Report on Form 10-K for the year ended September 30, 2007.
Note 2 — Inventories
The components of inventories are as follows:

	December 31,	September 30,
	2007	2007

Raw materials	$7,546	$6,941
Work in process and finished goods	47,510	41,407
Supplies	16,624	15,848

	$71,680	$64,196

Note 3 — Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
The Company adopted FIN 48 as of October 1, 2007. As a result of the adoption of FIN 48, the Company had no change to the liability for unrecognized tax benefits. The total gross liability for unrecognized tax benefits (excluding penalties and interest) was $2.3 million at October 1, 2007. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in future periods. The Company’s accounting policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest was $.8 million at October 1, 2007 and $.9 million at December 31, 2007. There were no penalties accrued There was no material change to the amount of unrecognized tax benefits during the three months ended December 31, 2007. The Company or one of its subsidiaries files income tax returns in the United States Federal and various state jurisdictions. The Company is no longer subject to income tax examinations for any significant tax jurisdictions for any tax year before 2005.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) which requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the balance sheet reflects the funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position and provide additional disclosures. On September 30, 2007, the Company adopted the provisions of SFAS 158 by recognizing the funded status of its defined benefit pension and postretirement benefit plans in the balance sheet. In addition, the Company will be required to measure the plan assets and benefit obligations as of the date of the year-end balance sheet by September 30, 2009. The Company is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.
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
In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP). This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for fiscal years beginning after December 15, 2006. Prior to the adoption of this FSP, the Company determined its planned maintenance costs for the year and amortized these costs ratably throughout the year. On October 1, 2007, the Company began accounting for its planned major maintenance activities in accordance with FSP No. AUG AIR-1 by expensing the costs in the month in which they were incurred. The implementation of FSP No. AUG AIR-1 will not have any impact on the Company’s year end financial position or full year results of operations and cash flows as all maintenance costs incurred have been and continue to be expensed in the fiscal year in which the maintenance activity occurs. In accordance with FSP No. AUG AIR-1, the Company’s financial position, results of operations and cash flows for each quarter of the fiscal year ended September 30, 2007 were adjusted to apply the FSP retrospectively. The following financial statement line items as of and for the three month period ended December 31, 2006 were adjusted as follows (in thousands):

Statement of Operations	As Originally		Effect of
Three Months Ended December 31, 2006	Reported	As Adjusted	Change

Cost of sales	$98,717	$98,887	$170
Gross profit	18,625	18,455	(170)
Operating loss	(11,987)	(12,157)	(170)
Loss before income taxes	(20,210)	(20,380)	(170)
Income tax benefit	(7,878)	(7,944)	(66)
Net loss	(12,332)	(12,436)	(104)

Statement of Cash Flows	As Originally		Effect of
Three Months Ended December 31, 2006	Reported	As Adjusted	Change

Net loss	$(12,332)	$(12,436)	$(104)
Changes in operating assets and liabilities	(11,297)	(11,193)	104
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

Note 4 — Employee Benefit Plans
Components of Net Periodic Benefit Cost
The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. Components of net periodic benefit costs are as follows for the three months ended December 31, 2007 and 2006:

	Pension Benefits		Postretirement Benefits
	Three months ended December 31,		Three months ended December 31,
	2007	2006	2007	2006

Service cost	$461	$381	$55	$50
Interest cost	1,097	788	81	75
Expected return on plan assets	(1,364)	(939)	—	—
Amortization of prior service cost (credit)	4	7	(13)	(13)
Recognized net actuarial gain	—	—	(53)	(51)

Net periodic benefit cost	$198	$237	$70	$61

Employer Contributions
For the three months ended December 31, 2007, $141 of contributions have been made to the defined-benefit pension plans. The Company presently anticipates contributing an additional $3,380 to fund its pension plans in fiscal 2008 for a total of $3,521.
Note 5 — Refinancing Transactions
On December 29, 2006, the Company repaid its outstanding indebtedness under its then existing credit facility, repurchased all $133,130 of its outstanding 11% Senior Secured Notes due 2010 through an issuer tender offer, retired $75,000 of its outstanding 13% Senior Subordinated Notes due 2013 (the 13% Notes) by exchanging them for $75,000 of new 12 1/2% Senior Subordinated Notes due 2013 (the 12 1/2% Notes) in a private transaction, and issued a notice to redeem the remaining $25,000 of 13% Notes that remained outstanding after the initial exchange. The remaining 13% Notes were redeemed on February 2, 2007. To fund these payments and to provide cash for capital expenditures, ongoing working capital requirements and general corporate purposes, the Company (a) issued $225,000 of 9 1/2% Senior Secured Notes due 2017 (the 9 1/2% Notes) and the $75,000 of 12 1/2% Notes and (b) entered into an amended and restated credit facility (the 2006 Credit Facility) providing for borrowings in an amount up to $100,000. The 12 1/2% Notes were issued in a related party transaction with a substantial stockholder of the Company’s ultimate parent, NEI, in exchange for 13% Notes held by such stockholder.
As a result of the refinancing transactions discussed above, the Company incurred $20,429 of debt refinancing costs in the year ended September 30, 2007. This amount consisted of a $12,917 tender premium paid to repurchase the 11% Senior Secured Notes due 2010, $5,940 to write off the unamortized portion of discount on the 11% Senior Secured Notes and $1,572 to write off the unamortized portion of deferred financing costs on the indebtedness existing prior to the refinancing.
Note 6 — Cost Reduction Actions
On November 16, 2007, the Company announced a restructuring plan to reduce costs and improve general operating efficiencies. The restructuring primarily consisted of salaried headcount reductions at the Company’s operating facilities. In connection with the restructuring plan, the Company incurred employee termination costs of $1,227, which were recognized as a charge to operations during the first quarter of fiscal 2008. The employee termination costs are presented as restructuring costs in the condensed consolidated statement of operations. During the first quarter of fiscal 2008, $244 of employee termination costs were paid, with the remaining $983 recorded in accrued wages and employee benefits in the condensed consolidated balance sheet. A majority of the employee termination costs relate to headcount reductions in the castings segment with a small portion attributable to the forgings segment.

Note 7 — Subsidiary Guarantors
The following tables present condensed consolidating financial information as of December 31, 2007 and September 30, 2007 and for the three months ended December 31, 2007 and 2006 for: (a) Neenah and (b) on a combined basis, the guarantors of the 9 1/2% Notes due 2017 and the 12 1/2% Notes due 2013, which include all of the wholly owned subsidiaries of Neenah (“Subsidiary Guarantors”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.
Condensed Consolidating Balance Sheet
December 31, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1,438	$(1,438)	$—	$—
Accounts receivable, net	25,051	34,505	—	59,556
Inventories	25,241	46,439	—	71,680
Deferred income taxes	(409)	3,479	—	3,070
Refundable income taxes	9,132	—	—	9,132
Other current assets	3,334	2,020	—	5,354

Total current assets	63,787	85,005	—	148,792

Investments in and advances to subsidiaries	122,740	—	(122,740)	—
Property, plant and equipment, net	83,416	58,251	—	141,667
Deferred financing costs and intangible assets, net	42,050	14,462	—	56,512
Goodwill	86,699	—	—	86,699
Other assets	2,588	4,516	—	7,104

	$401,280	$162,234	$(122,740)	$440,774

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$6,567	$15,855	$—	$22,422
Net intercompany payable	—	115,960	(115,960)	—
Accrued liabilities	6,582	8,202	—	14,784
Current portion of long-term debt	32,168	213	—	32,381

Total current liabilities	45,317	140,230	(115,960)	69,587

Long-term debt and capital lease obligations	300,000	1,171	—	301,171
Deferred income taxes	18,663	9,471	—	28,134
Postretirement benefit obligations	5,308	—	—	5,308
Other liabilities	5,419	4,582	—	10,001
Stockholder’s equity	26,573	6,780	(6,780)	26,573

	$401,280	$162,234	$(122,740)	$440,774

Note 7 — Subsidiary Guarantors (continued)
Condensed Consolidating Balance Sheet
September 30, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$969	$(969)	$—	$—
Accounts receivable, net	37,052	44,033	—	81,085
Inventories	25,143	39,053	—	64,196
Refundable income taxes	6,501	—	—	6,501
Deferred income taxes	(409)	3,479	—	3,070
Other current assets	4,072	2,407	—	6,479

Total current assets	73,328	88,003	—	161,331

Investments in and advances to subsidiaries	123,314	—	(123,314)	—
Property, plant and equipment, net	73,683	57,867	—	131,550
Deferred financing costs and intangible assets, net	43,591	14,817	—	58,408
Goodwill	86,699	—	—	86,699
Other assets	1,711	4,275	—	5,986

	$402,326	$164,962	$(123,314)	$443,974

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$10,236	$17,528	$—	$27,764
Net intercompany payable	—	111,947	(111,947)	—
Accrued liabilities	16,040	9,908	—	25,948
Current portion of long-term debt	17,152	213	—	17,365

Total current liabilities	43,428	139,596	(111,947)	71,077

Long-term debt and capital lease obligations	300,000	1,222	—	301,222
Deferred income taxes	19,945	8,189	—	28,134
Postretirement benefit obligations	5,269	—	—	5,269
Other liabilities	3,372	4,588	—	7,960
Stockholder’s equity	30,312	11,367	(11,367)	30,312

	$402,326	$164,962	$(123,314)	$443,974

Note 7 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Operations
Three months ended December 31, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$45,303	$57,357	$(1,435)	$101,225
Cost of sales	36,280	52,847	(1,435)	87,692

Gross profit	9,023	4,510	—	13,533

Selling, general and administrative expenses	5,016	3,967	—	8,983
Restructuring costs	885	342	—	1,227
Amortization of intangible assets	1,427	355	—	1,782
Gain on disposal of equipment	—	(1)	—	(1)

Operating income (loss)	1,695	(153)	—	1,542

Net interest expense	(3,399)	(4,227)	—	(7,626)

Loss before income taxes and equity in loss of subsidiaries	(1,704)	(4,380)	—	(6,084)
Income tax benefit	(646)	(1,659)	—	(2,305)

	(1,058)	(2,721)	—	(3,779)
Equity in loss of subsidiaries	(2,721)	—	2,721	—

Net loss	$(3,779)	$(2,721)	$2,721	$(3,779)

Condensed Consolidating Statement of Operations
Three months ended December 31, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$55,173	$63,786	$(1,617)	$117,342
Cost of sales	41,128	59,376	(1,617)	98,887

Gross profit	14,045	4,410	—	18,455

Selling, general and administrative expenses	4,221	4,221	—	8,442
Amortization of intangible assets	1,426	354	—	1,780
Gain on disposal of equipment	(5)	(34)	—	(39)
Debt refinancing costs	20,429	—		20,429

Operating loss	(12,026)	(131)	—	(12,157)

Net interest expense	(4,107)	(4,116)	—	(8,223)

Loss before income taxes and equity in loss of subsidiaries	(16,133)	(4,247)	—	(20,380)
Income tax benefit	(6,288)	(1,656)	—	(7,944)

	(9,845)	(2,591)	—	(12,436)
Equity in loss of subsidiaries	(2,591)	—	2,591	—

Net loss	$(12,436)	$(2,591)	$2,591	$(12,436)

Note 7 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
Three months ended December 31, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(3,779)	$(2,721)	$2,721	$(3,779)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,762	3,153	—	5,915
Amortization of deferred financing costs and discount on notes	114	—	—	114
Stock-based compensation	40	—	—	40
Changes in operating assets and liabilities	(3,190)	185	—	(3,005)

Net cash provided by (used in) operating activities	(4,053)	617	2,721	(715)

Investing activities
Investments in and advances to subsidiaries	574	2,147	(2,721)	—
Purchase of property, plant and equipment	(11,068)	(3,182)	—	(14,250)

Net cash used in investing activities	(10,494)	(1,035)	(2,721)	(14,250)

Financing activities
Net change in revolver balance	15,016	—	—	15,016
Payments on long-term debt and capital lease obligations	—	(51)	—	(51)

Net cash provided by (used in) financing activities	15,016	(51)	—	14,965

Increase (decrease) in cash and cash equivalents	469	(469)	—	—
Cash and cash equivalents at beginning of period	969	(969)	—	—

Cash and cash equivalents at end of period	$1,438	$(1,438)	$—	$—

Note 7 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
Three months ended December 31, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(12,436)	$(2,591)	$2,591	$(12,436)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,311	2,789	—	5,100
Amortization of deferred financing costs and discount on notes	519	—	—	519
Write-off of deferred financing costs and discount on notes	7,512	—		7,512
Changes in operating assets and liabilities	(18,515)	7,322	—	(11,193)

Net cash provided by (used in) operating activities	(20,609)	7,520	2,591	(10,498)

Investing activities
Investments in and advances to subsidiaries	6,937	(4,346)	(2,591)	—
Purchase of property, plant and equipment	(5,497)	(2,951)	—	(8,448)
Increase in restricted cash	(25,280)	—	—	(25,280)

Net cash used in investing activities	(23,840)	(7,297)	(2,591)	(33,728)

Financing activities
Net change in revolver balance	(24,595)	—		(24,595)
Proceeds from long-term debt	300,000	—		300,000
Payments on long-term debt and capital lease obligations	(214,996)	(41)	—	(215,037)
Debt issuance costs	(3,031)	—	—	(3,031)

Net cash provided by (used in) financing activities	57,378	(41)	—	57,337

Increase in cash and cash equivalents	12,929	182	—	13,111
Cash and cash equivalents at beginning of period	2,433	(1,523)	—	910

Cash and cash equivalents at end of period	$15,362	$(1,341)	$—	$14,021

Note 8 — Segment Information
The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells gray and ductile iron castings for the industrial and municipal markets, while the Forgings segment manufactures and sells forged components for the industrial market. The Other segment includes machining operations and freight hauling.
The Company evaluates performance and allocates resources based on the operating income before depreciation and amortization charges of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K. Intersegment sales and transfers are recorded at cost plus a share of operating profit. The following segment information is presented:

	Three months ended
	December 31,
	2007	2006

Revenues from external customers:
Castings	$90,097	$105,677
Forgings	8,998	10,066
Other	4,502	3,424
Elimination of intersegment revenues	(2,372)	(1,825)

	$101,225	$117,342

Net income (loss):
Castings	$(3,582)	$(12,747)
Forgings	(188)	331
Other	(9)	(20)

	$(3,779)	$(12,436)

	December 31,	September 30,
	2007	2007

Total assets:
Castings	$430,008	$431,906
Forgings	19,232	19,015
Other	8,503	8,336
Elimination of intersegment assets	(16,969)	(15,283)

	$440,774	$443,974

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
As used in this report, except as the context otherwise requires, the terms “NEI,” “Company,” “we,” “our,” “ours,” and “us” refers to Neenah Enterprises, Inc. and its direct and indirect subsidiaries, collectively and individually, as appropriate from the context. Except as the context otherwise requires, “Neenah” refers to our indirect subsidiary, Neenah Foundry Company, and its wholly-owned subsidiaries.
In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report include some “forward-looking statements” that involve risks and uncertainties that could cause our actual results to differ materially from those currently anticipated. Forward-looking statements give our current expectations or forecasts of future events. The words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Factors that could cause our results to differ materially from current expectations include material disruptions to the major industries we serve; continued price fluctuations in the scrap metal market; increases in price or interruptions in the availability of metallurgical coke; regulatory restrictions or requirements; developments affecting the valuation or prospects of the casting and forging industries generally or our business in particular; the outcome of legal proceedings in which we are involved; and other factors described or referenced in our Form 10-K for the year ended September 30, 2007 or subsequent SEC filings. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.
Recent Developments
Cost Reduction Actions. On November 16, 2007, we announced a restructuring plan intended to reduce costs and improve general operating efficiencies. The restructuring primarily consisted of salaried headcount reductions at the Company’s operating facilities. In connection with the restructuring plan, the Company incurred employee termination costs of approximately $1.2 million, on a pretax basis, which were recognized as a charge to operations during the first quarter of fiscal 2008.
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
New Mold Line. We are continuing to invest in a $54 million capital project to replace a 40-year-old mold line at our Neenah facility. Our new state-of-the-art mold line is expected to significantly enhance operating efficiencies, increase capacity and provide expanded molding capabilities for our heavy municipal products. As of December 31, 2007, $37.9 million (excluding capitalized interest of $1.6 million) had been spent on the new mold line project with approximately $16.1 million remaining to be spent to complete the project. Based on our current and projected level of operations, we anticipate that our operating cash flows and borrowings under the 2006 Credit Facility will be sufficient to fund this and other anticipated operational investments, including working capital and capital expenditure needs, over the remaining construction timeframe. We expect the new mold line to become operational in spring of 2008.
Order for Abatement at Gregg Facility. Due to neighborhood complaints, we were operating the Gregg facility under the terms of an order for abatement with the California South Coast Air Quality Management District (SCAQMD). Despite being in compliance with federal and state emission laws, the order required us to comply with certain operating parameters in an effort to reduce odors. Failure to operate within such criteria could have resulted in the SCAQMD suspending operations at the Gregg facility. The order expired on September 20, 2007 and Gregg is currently negotiating settlements with the SCAQMD regarding outstanding notices of violation (NOV’s). Gregg does not expect any issues in settling the NOV’s and is expecting to conclude negotiations in April 2008. We believe we are in compliance with all other operating requirements and that our actions have resulted in a substantial reduction in the intensity and frequency of downwind odors.

Results of Operations
The following discussions compare the results of operations of the Company for the three months ended December 31, 2007, to the results of the operations of the Company for the three months ended December 31, 2006.
Three months ended December 31, 2007 and 2006
Net sales. Net sales for the three months ended December 31, 2007 were $101.2 million, which were $16.1 million or 13.7% lower than the quarter ended December 31, 2006. The decrease was primarily due to reduced shipments of heavy-duty truck components and municipal products. Due to new emission standards that took effect January 1, 2007, heavy-duty truck production declined significantly in calendar year 2007 (which includes the first quarter of our fiscal year 2008), as many buyers of heavy-duty trucks accelerated purchases into calendar year 2006, artificially increasing our sales to customers in the heavy-duty truck market in calendar year 2006 (which includes the first quarter of our fiscal year 2007). As a result, sales of heavy-duty truck products were down approximately $16.5 million in the first quarter of fiscal 2008 from the first quarter of fiscal 2007. New housing starts declined in the first quarter of fiscal 2008 from the first quarter of fiscal 2007, reflecting softness in the overall housing sector. As a result of this and other related factors, sales of municipal products were down approximately $3.0 million in the first quarter of fiscal 2008 from the first quarter of fiscal 2007. Sales to other markets, primarily construction and agriculture equipment were up approximately $3.4 million in the first quarter of fiscal 2008 from the first quarter of fiscal 2007.
Cost of sales. Cost of sales for the three months ended December 31, 2007 were $87.7 million, a decrease of $11.2 million, or 11.3%, as compared to the quarter ended December 31, 2006. Cost of sales as a percentage of net sales increased to 86.7% for the three months ended December 31, 2007 from 84.3% for the three months ended December 31, 2006, primarily as a result of an approximately 17% increase in raw material unit costs, principally in the price of steel scrap and a decreased ability to absorb fixed costs due to lower production levels.
Gross profit. Gross profit for the three months ended December 31, 2007 was $13.5 million, a decrease of $5.0 million, or 27.0%, as compared to the quarter ended December 31, 2006. Gross profit as a percentage of net sales decreased to 13.3% for the three months ended December 31, 2007 from 15.8% for the three months ended December 31, 2006, primarily as a result of the increased raw material costs and a decreased ability to absorb fixed costs due to lower production levels as discussed above.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended December 31, 2007 were $9.0 million, an increase of $0.6 million, or 7.1%, as compared to the $8.4 million for the quarter ended December 31, 2006, primarily due to increased legal and professional fees incurred in the quarter ended December 31, 2007. Selling, general and administrative expenses as a percentage of net sales increased to 8.9% for the quarter ended December 31, 2007 from 7.2% for the quarter ended December 31, 2006.
Restructuring costs. The Company recorded $1.2 million of restructuring costs during the three months ended December 31, 2007. These costs consisted of employee termination costs incurred as a result of salaried headcount reductions at the Company’s operating facilities.
Amortization of intangible assets. Amortization of intangible assets was $1.8 million for the three months ended December 31, 2007 and 2006.
Operating income. Operating income was $1.5 million for the three months ended December 31, 2007, a decrease of $6.8 million from operating income of $8.3 million for the quarter ended December 31, 2006. As a percentage of net sales, the operating income decreased to 1.5% for the three months ended December 31, 2007 from 7.1% for the three months ended December 31, 2006. The decrease in operating income was due to the reduced sales volume, the increase in raw materials costs and employee termination costs.
Net interest expense. Net interest expense was $7.6 million for the three months ended December 31, 2007 compared to $8.2 million for the quarter ended December 31, 2006. The decrease in interest expense was the result of an increase in capitalized interest incurred on borrowings used to finance the new mold line, lower interest rates on borrowings in the first fiscal quarter 2008 compared to the first fiscal quarter 2007 and the termination of bond discount amortization as a result of the December 2006 Refinancing Transactions.
Debt Refinancing Costs. The Company recorded $20.4 million of debt refinancing costs during the quarter ended December 31, 2006 related to the Refinancing Transactions. This amount consisted of a $12.9 million tender premium paid to repurchase Neenah’s 11% Senior Secured Notes due 2010, $5.9 million to write off the unamortized portion of discount on Neenah’s 11% Senior Secured Notes and $1.6 million to write off the unamortized portion of deferred financing costs on Neenah’s indebtedness existing prior to the refinancing.
Income tax provision. The effective tax rate for the three months ended December 31, 2007 and 2006 was 37.9% and 39.0%, respectively. The decrease in the effective tax rate is primarily due to an increase in Federal income tax deductions available to manufacturers for qualified production activities.

Liquidity and Capital Resources
As of December 31, 2007 our outstanding indebtedness consisted of Neenah’s $225.0 million of outstanding 9 1/2% Notes, $1.4 million of capital lease obligations, Neenah’s $75.0 million of outstanding 12 1/2% Notes, and $32.2 million of borrowings outstanding under Neenah’s 2006 Credit Facility. Our primary sources of liquidity in the future will be cash flow from operations and borrowings under Neenah’s 2006 Credit Facility. We expect that ongoing requirements for debt service, capital expenditures, including Neenah’s new mold line, and other operating needs will be funded from these sources of funds.
2006 Credit Facility. The 2006 Credit Facility provides for borrowings in an amount up to $100.0 million and includes a provision permitting us from time to time to request increases (subject to the lenders’ consent) in the aggregate amount by up to $10.0 million with the increases to be funded through additional commitments from existing lenders or new commitments from financial institutions acceptable to the current lenders. The 2006 Credit Facility matures on December 31, 2011. Outstanding borrowings bear interest at rates based on the lenders’ Base Rate, as defined, or, if Neenah so elects, at an adjusted rate based on LIBOR. Availability under the 2006 Credit Facility is subject to customary conditions and is limited by our borrowing base determined by the amount of our accounts receivable, inventories and casting patterns and core boxes. Amounts under the 2006 Credit Facility may be borrowed, repaid and reborrowed subject to the terms of the facility. At December 31, 2007, we had approximately $32.2 million outstanding under the 2006 Credit Facility and had unused availability of $56.8 million.
Most of Neenah’s wholly owned subsidiaries are co-borrowers under the 2006 Credit Facility and are jointly and severally liable with Neenah for all obligations under the 2006 Credit Facility, subject to customary exceptions for transactions of this type. In addition, NFC Castings, Inc. (“NFC”), NEI’s immediate subsidiary, and Neenah’s remaining wholly owned subsidiaries jointly, fully, severally and unconditionally guarantee the borrowers’ obligations under the 2006 Credit Facility, subject to customary exceptions for transactions of this type. The borrowers’ and guarantors’ obligations under the 2006 Credit Facility are secured by first priority liens, subject to customary restrictions, in Neenah’s and the guarantors’ accounts receivable, inventories, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing, and by second priority liens (junior to the liens securing the 9 1/2% Notes) on substantially all of our and the guarantors’ remaining assets. The 9 1/2% Notes discussed below, and the guarantees in respect thereof, are equal in right of payment to the 2006 Credit Facility, and the guarantees in respect thereof.
The 2006 Credit Facility requires Neenah to prepay outstanding principal amounts upon certain asset sales, upon certain equity offerings, and under certain other circumstances. It also requires us to observe certain customary conditions, affirmative covenants and negative covenants including financial covenants and it requires us to maintain a specified minimum interest coverage ratio or specified fixed charge coverage ratio whenever our unused availability is less than $15.0 million. Non-compliance with the covenants could result in the requirement to immediately repay all amounts outstanding under the 2006 Credit Facility which could have a material adverse effect on our results of operations, financial position and cash flow. The 2006 Credit Facility also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and certain changes of ownership or control of NEI, Neenah, or NFC. We are prohibited from paying dividends, with certain limited exceptions, and are restricted to a maximum yearly stock repurchase of $1.0 million.
At December 31, 2007, we were in compliance with existing bank covenants.
9 1/2% Notes. The $225.0 million of outstanding 9 1/2% Notes will mature on January 1, 2017. The 9 1/2% Notes are fully and unconditionally guaranteed by Neenah’s existing and certain future direct and indirect wholly-owned domestic restricted subsidiaries. The 9 1/2% Notes and the guarantees are secured by first-priority liens on substantially all of Neenah’s and the guarantors’ assets (other than accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing) and by second-priority liens, junior to the liens for the benefit of the lenders under the 2006 Credit Facility, on Neenah’s and the guarantors’ accounts receivable, inventories, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing. Interest on the 9 1/2% Notes is payable on a semi-annual basis. Subject to the restrictions in the 2006 Credit Facility, the 9 1/2% Notes are redeemable at our option in whole or in part at any time on or after January 1, 2012, at the redemption price specified in the indenture governing the 9 1/2% Notes (104.750% of the principal amount redeemed beginning January 1, 2012, 103.167% beginning January 1, 2013, 101.583% beginning January 1, 2014 and 100.000% beginning January 1, 2015 and thereafter), plus accrued and unpaid interest up to the redemption date. Subject to certain conditions, until January 1, 2010, we also have the right to redeem up to 35% of the 9 1/2% Notes with the proceeds of one or more equity offerings at a redemption price equal to 109.500% of the face amount thereof plus accrued and unpaid interest. Upon the occurrence of a “change of control” as defined in the indenture governing the notes, Neenah is required to make an offer to purchase the 9 1/2% Notes at 101.000% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The 9 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The 9 1/2% Notes also contain customary events of default typical to this type of financing, such as (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

12 1/2% Notes. The $75.0 million of Neenah’s outstanding 12 1/2% Notes will mature on September 30, 2013. The 12 1/2% Notes were issued to Tontine Capital Partners, L.P. (“TCP”) in exchange for an equal principal amount of Neenah’s 13% Notes that were then held by TCP. The obligations under the 12 1/2% Notes are senior to Neenah’s subordinated unsecured indebtedness, if any, and are subordinate to the 2006 Credit Facility and the 9 1/2% Notes. Interest on the 12 1/2% Notes is payable on a semi-annual basis. Not less than five percent (500 basis points) of the interest on the 12 1/2% Notes must be paid in cash and the remainder (up to 7 1/2% or 750 basis points) of the interest may be deferred at our option. We must pay interest on any interest so deferred at a rate of 12 1/2% per annum. Neenah’s obligations under the 12 1/2% Notes are guaranteed on an unsecured basis by each of Neenah’s wholly owned subsidiaries. Subject to the restrictions in the 2006 Credit Facility and in the indenture for the 9 1/2% Notes, the 12 1/2% Notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice, at 100.000% of the principal amount thereof, plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a “change of control,” Neenah is required to make an offer to purchase the 12 1/2% Notes at 101.000% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The 12 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The 12 1/2% Notes also contain customary events of default typical to this type of financing, such as, (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.
Under the new capital structure resulting from the Refinancing Transactions, we currently have no principal amortization requirements. We expect to use cash flow from operations and a portion of our unused availability under the 2006 Credit Facility to fund the new mold line described above under “Recent Developments.”
For the three months ended December 31, 2007 and December 31, 2006, capital expenditures were $14.3 million and $8.4 million, respectively. The increased level of capital expenditures for the three months ended December 31, 2007 includes $9.9 million (including capitalized interest of $0.6 million) for the new mold line at the Neenah location described above under “Recent Developments.” Capital expenditures for the three months ended December 31, 2006 included $4.9 million (including capitalized interest of $0.1 million) for the new mold line at the Neenah location.
Our principal sources of cash to fund our liquidity needs are net cash from operating activities, and borrowings under the 2006 Credit Facility. At December 31, 2007, we had approximately $32.2 million outstanding under the 2006 Credit Facility and had unused availability of $56.8 million. Net cash used in operating activities during the three months ended December 31, 2007 was $.7 million, a decrease of $9.8 million over net cash of $10.5 million used in operating activities during the three months ended December 31, 2006. The decrease in cash used in operating activities was primarily due to $12.9 million paid in the quarter ended December 31, 2006 for the tender premium to repurchase Neenah’s 11% Senior Secured Notes. Operating cash flows for the three months ended December 31, 2007 are not necessarily indicative of the operating cash flows that may be expected for the remainder of fiscal 2008, due to the seasonality of our business.
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

Off-Balance Sheet Arrangements
None.
Contractual Obligations
The following table includes the Company’s significant contractual obligations at December 31, 2007 (in millions):

		Less Than			More Than
	Total	1 year	1-3 Years	3-5 Years	5 Years

Long-term debt	$300.0	$—	$—	$—	$300.0
Interest on long-term debt	246.3	30.8	61.5	61.5	92.5
Revolving line of credit	32.2	32.2	—	—	—
Interest and fees on revolving line of credit	0.7	0.7	—	—	—
Capital leases	1.4	0.2	0.4	0.4	0.4
Operating leases	5.2	1.9	2.3	0.8	0.2
New mold line commitments	8.1	8.1	—	—	—

Total contractual obligations	$593.9	$73.9	$64.2	$62.7	$393.1

As of December 31, 2007, other than the new mold line commitments listed above, which comprise the committed portion at December 31, 2007 of the remaining $16.1 million budgeted for the completion of Neenah’s new mold line, the Company had no material purchase obligations other than those arising in the ordinary course of business related to inventories and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and post-retirement plans which are discussed in detail in Note 9 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2007. As of the most recent actuarial measurement date, the Company anticipates making $3.5 million of contributions to pension plans in fiscal 2008. Post-retirement medical claims are paid as they are submitted and are anticipated to be $0.5 million in fiscal 2008. As of October 1, 2007, the Company’s expected payment for significant contractual obligations now includes approximately $2.3 million of liabilities for unrecognized tax benefits associated with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Company cannot make a reasonably reliable estimate of the period of potential cash settlement for these liabilities for unrecognized tax benefits
Critical Accounting Estimates
There have been no changes in critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
Accounting Changes
The Company adopted provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” on October 1, 2007. See Note 3 to the Notes to Unaudited Consolidated Condensed Financial Statements in this Form 10-Q for information regarding these accounting changes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate Sensitivity. Although the 9 1/2% Notes and the 12 1/2% Notes are subject to fixed interest rates, the Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under the 2006 Credit Facility. As of December 31, 2007 the Company had $32.2 million outstanding under the 2006 Credit Facility. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ending September 30, 2008, the Company’s interest expense would increase or decrease by approximately $0.2 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.
Item 4. Controls and Procedures
Disclosure Control and Procedures. NEI’s and Neenah’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of NEI’s and Neenah’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, NEI’s and Neenah’s disclosure controls and procedures are effective (i) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by NEI and Neenah in the reports that NEI and Neenah file or submit under the Exchange Act and (ii) to ensure that information required to be disclosed in the reports that NEI and Neenah file or submit under the Exchange Act is accumulated and communicated to NEI’s and Neenah’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting. There have not been any changes in NEI’s and Neenah’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, NEI’s and Neenah’s internal control over financial reporting.

NEENAH ENTERPRISES, INC.
NEENAH FOUNDRY COMPANY
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I of our 2007 Annual Report on Form 10-K.
See “Recent Developments—Order for Abatement at Gregg Facility” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report, which is incorporated herein by reference.
In addition to those legal proceedings discussed in our reports to the SEC, we are involved in various claims and litigation in the normal course of business. Although the results of legal proceedings cannot be predicted with certainty, in the judgment of management, the ultimate resolution of these matters is not likely to have a material adverse effect on our consolidated financial statements.
Item 4. Submission of Matters to a Vote of Security Holders
Neenah Enterprises, Inc. held its Annual Meeting of Stockholders on January 24, 2008. A quorum was present at the Annual Meeting, with 13,217,522 shares out of a total of 13,741,337 shares entitled to cast votes represented in person or by proxy at the meeting. Four proposals were submitted to stockholders at the meeting.
Proposal 1: To elect seven directors for terms expiring at the 2009 Annual Meeting of NEI Stockholders.
The stockholders voted to elect the seven directors nominated by the board of directors to serve as directors until the 2009 Annual Meeting of NEI Stockholders and until their respective successors are duly elected and qualified. The results of the vote are as follows:

	For	Withheld From
William M. Barrett	13,217,522	0
Albert E. Ferrara, Jr.	13,217,522	0
David B. Gendell	13,217,522	0
Stephen E.K. Graham	13,217,522	0
Joseph V. Lash	13,072,664	144,858
Jeffrey G. Marshall	13,217,522	0
Robert E. Ostendorf, Jr.	13,188,111	29,411
The directors of NEI are also the directors of Neenah Foundry Company.
Proposal 2: The ratification of Ernst & Young LLP as the independent registered public accounting firm for the 2008 fiscal year.
The stockholders voted to ratify Ernst & Young LLP as the independent registered public accounting firm for the 2008 fiscal year. The results of the vote are as follows:

For	13,217,522
Against	—
Abstentions	—
Broker Non-Votes	—
Proposal 3: The approval of the Neenah Enterprises, Inc. Incentive Compensation Plan.
The stockholders approved the Neenah Enterprises, Inc. Incentive Compensation Plan. The results of the vote are as follows:

For	12,254,850
Against	11,500
Abstentions	—
Broker Non-Votes	951,172

Proposal 4: The approval the Neenah Enterprises, Inc. Management Equity Incentive Plan.
The stockholders approved the Neenah Enterprises, Inc. Management Equity Incentive Plan. The results of the vote are as follows:

For	12,254,850
Against	11,500
Abstentions	—
Broker Non-Votes	951,172
Item 6. Exhibits
(a)	Exhibits
See the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

NEENAH ENTERPRISES, INC. NEENAH FOUNDRY COMPANY
DATE: February 14, 2008	/s/ Gary W. LaChey
Gary W. LaChey
Corporate Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index
to
Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2007

Incorporated Herein
Exhibit No.	Description	by Reference to	Filed Herewith
10.1	General Release and Separation Agreement between Neenah Enterprises, Inc. and Joseph Varkoly	Exhibit 10.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated January 8, 2008

31.1	Certification of Chief Executive Officer of Neenah Enterprises, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer of Neenah Enterprises, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.3	Certification of Chief Executive Officer of Neenah Foundry Company pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.4	Certification of Chief Financial Officer of Neenah Foundry Company pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Neenah Enterprises, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Neenah Foundry Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X