Form 10-Q
period 2008-03-31
NEENAH ENTERPRISES, INC.; NEENAH FOUNDRY CO
filed 2008-05-13
CIK 855667, 1040599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission	Name of Registrant, State of Incorporation, Address of	IRS Employer
File No.	Principal Executive Offices, and Telephone No.	Identification No.
000-52681	Neenah Enterprises, Inc.	25-1618281
(a Delaware Corporation)
2121 Brooks Avenue
P.O. Box 729
Neenah, WI 54957
(920) 725-7000
333-28751	Neenah Foundry Company	39-1580331
(a Wisconsin Corporation)
2121 Brooks Avenue
P.O. Box 729
Neenah, WI 54957
(920) 725-7000
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated flier, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Neenah Enterprises, Inc.	Neenah Foundry Company
Large accelerated filer	—	—
Accelerated filer	—	—
Non-accelerated filer	X	X
Smaller reporting company	—	—
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Neenah Enterprises, Inc.	Yes ☐ No ☑
Neenah Foundry Company	Yes ☐ No ☑
Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

Neenah Enterprises, Inc.	As of April 30, 2008, Neenah Enterprises, Inc. had 13,761,929 shares of common stock outstanding.

Neenah Foundry Company	As of April 30, 2008, Neenah Foundry Company had 1,000 shares of common stock outstanding, all of which were owned by NFC Castings, Inc, a wholly owned subsidiary of Neenah Enterprises, Inc.

NEENAH ENTERPRISES, INC.
NEENAH FOUNDRY COMPANY
Form 10-Q Index
For the Quarter Ended March 31, 2008

NEENAH ENTERPRISES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	September 30,
	2008	2007(1)
	(Unaudited)
Assets
Current assets:
Cash	$—	$—
Accounts receivable, net	74,928	81,085
Inventories	76,138	64,196
Deferred income taxes	3,070	3,070
Refundable income taxes	6,729	6,501
Other current assets	5,987	6,479

Total current assets	166,852	161,331

Property, plant and equipment	207,167	179,522
Less accumulated depreciation	55,922	47,972

	151,245	131,550

Deferred financing costs, net	3,228	3,457
Identifiable intangible assets, net	51,389	54,951
Goodwill	86,699	86,699
Other assets	6,885	5,986

	$466,298	$443,974

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,114	$27,764
Accrued wages and employee benefits	9,912	13,139
Accrued interest	5,532	5,449
Accrued interest — related party	2,344	2,344
Other accrued liabilities	3,850	4,763
Current portion of long-term debt	44,000	17,152
Current portion of capital lease obligations	213	213

Total current liabilities	100,965	70,824

Long-term debt	225,000	225,000
Long-term debt — related party	75,000	75,000
Capital lease obligations	1,118	1,222
Deferred income taxes	28,134	28,134
Postretirement benefit obligations	5,347	5,269
Other liabilities	10,211	7,960

Total liabilities	445,775	413,409

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share — 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — 35,000,000 shares authorized, 13,761,929 and 13,672,764 issued and outstanding at March 31, 2008 and September 30, 2007, respectively	138	137
Capital in excess of par value	5,823	5,686
Retained earnings	10,511	20,571
Accumulated other comprehensive income	4,051	4,171

Total stockholders’ equity	20,523	30,565

	$466,298	$443,974

See notes to condensed consolidated financial statements.

(1)	The balance sheet as of September 30, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NEENAH ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net sales	$114,658	$111,789	$215,883	$229,131
Cost of sales	105,822	100,561	193,514	199,448

Gross profit	8,836	11,228	22,369	29,683
Selling, general and administrative expenses	8,917	8,987	17,900	17,429
Restructuring costs	—	—	1,227	—
Amortization of intangible assets	1,780	1,780	3,562	3,560
Gain on disposal of equipment	(18)	(25)	(19)	(64)

Total operating expenses	10,679	10,742	22,670	20,925

Operating income (loss)	(1,843)	486	(301)	8,758
Interest expense	(5,402)	(4,688)	(10,684)	(12,911)
Interest expense — related party	(2,344)	(2,344)	(4,688)	(2,344)
Debt refinancing costs	—	—	—	(20,429)

Loss before income taxes	(9,589)	(6,546)	(15,673)	(26,926)
Income tax benefit	(3,308)	(2,549)	(5,613)	(10,493)

Net loss	$(6,281)	$(3,997)	$(10,060)	$(16,433)

Loss per share:
Basic and diluted	$(0.46)	$(0.43)	$(0.74)	$(1.75)

Shares used in the computation of loss per share:
Basic and diluted	13,691	9,395	13,686	9,395
See notes to condensed consolidated financial statements.

NEENAH ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	March 31,
	2008	2007
Operating activities
Net loss	$(10,060)	$(16,433)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,877	10,223
Amortization of deferred financing costs and discount on notes	229	595
Write-off of deferred financing costs and discount on notes	—	7,512
Stock-based compensation	134	—
Changes in operating assets and liabilities	(917)	(11,501)

Net cash provided by (used in) operating activities	1,263	(9,604)

Investing activities
Purchase of property, plant and equipment	(28,010)	(20,948)

Net cash used in investing activities	(28,010)	(20,948)

Financing activities
Net change in revolver balance	26,848	(24,595)
Proceeds from long-term debt	—	225,000
Proceeds from long-term debt — related party	—	75,000
Payments on long-term debt and capital lease obligations	(104)	(164,975)
Payments on long-term debt — related party	—	(75,115)
Proceeds from exercise of stock warrants	3	—
Debt issuance costs	—	(3,526)

Net cash provided by financing activities	26,747	31,789

Increase in cash	—	1,237
Cash at beginning of period	—	910

Cash at end of period	$—	$2,147

See notes to condensed consolidated financial statements.

NEENAH ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)
Note 1 — Basis of Presentation
Neenah Enterprises, Inc. (formerly ACP Holding Company) (“NEI”) is a Delaware corporation which has no business activity other than its ownership of NFC Castings, Inc. Neenah Foundry Company (Neenah) is a wholly owned subsidiary of NFC Castings, Inc. NEI, alone or together with its subsidiaries as appropriate in the context, is referred to as “the Company.” The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. Certain reclassifications have been made to the fiscal 2007 condensed consolidated financial statements to conform to the fiscal 2008 presentation. Specifically, the $20,429 of debt refinancing costs presented as operating expenses in fiscal 2007 was reclassified to non-operating expenses in fiscal 2008 to conform with the presentation in NEI’s Annual Report on Form 10-K for the year ended September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in NEI’s Annual Report on Form 10-K for the year ended September 30, 2007.
Note 2 — Inventories
The components of inventories are as follows:

	March 31,	September 30,
	2008	2007
Raw materials	$8,163	$6,941
Work in process and finished goods	51,231	41,407
Supplies	16,744	15,848

	$76,138	$64,196

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
The Company adopted FIN 48 as of October 1, 2007. As a result of the adoption of FIN 48, the Company had no change to the liability for unrecognized tax benefits. The total gross liability for unrecognized tax benefits (excluding penalties and interest) was $2.3 million at October 1, 2007. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in future periods. The Company’s accounting policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest was $.8 million at October 1, 2007 and $.9 million at March 31, 2008. There were no penalties accrued. There was no material change to the amount of unrecognized tax benefits during the six months ended March 31, 2008. The Company or one of its subsidiaries files income tax returns in the United States Federal and various state jurisdictions. The Company is no longer subject to income tax examinations for any significant tax jurisdictions for any tax year before 2005.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) which requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial gains and losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position and provide additional disclosures. On September 30, 2007, the Company adopted the provisions of SFAS 158 by recognizing the funded status of its defined benefit pension and postretirement benefit plans in the balance sheet. In addition, the Company will be required to measure the plan assets and benefit obligations as of the date of the year-end balance sheet by September 30, 2009. The Company is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.

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
In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP). This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and was effective for fiscal years beginning after December 15, 2006. Prior to the adoption of this FSP, the Company determined its planned maintenance costs for the year and amortized these costs ratably throughout the year. On October 1, 2007, the Company began accounting for its planned major maintenance activities in accordance with FSP No. AUG AIR-1 by expensing the costs in the month in which they were incurred. The implementation of FSP No. AUG AIR-1 will not have any impact on the Company’s year end financial position or full year results of operations and cash flows as all maintenance costs incurred have been and continue to be expensed in the fiscal year in which the maintenance activity occurs. In accordance with FSP No. AUG AIR-1, the Company’s financial position, results of operations and cash flows for each quarter of the fiscal year ended September 30, 2007 were adjusted to apply the FSP retrospectively. The following financial statement line items as of and for the three and six month periods ended March 31, 2007 were adjusted as follows (in thousands, except per share data):

Statement of Operations	As Originally		Effect of
Three Months Ended March 31, 2007	Reported	As Adjusted	Change
Cost of sales	$101,056	$100,561	$(495)
Gross profit	10,733	11,228	495
Operating income (loss)	(9)	486	495
Loss before income taxes	(7,041)	(6,546)	495
Income tax benefit	(2,742)	(2,549)	193
Net loss	(4,299)	(3,997)	302

Loss per share:
Basic	(0.46)	(0.43)	0.03
Diluted	(0.46)	(0.43)	0.03

Statement of Operations	As Originally		Effect of
Six Months Ended March 31, 2007	Reported	As Adjusted	Change
Cost of sales	$199,773	$199,448	$(325)
Gross profit	29,358	29,683	325
Operating income	8,433	8,758	325
Loss before income taxes	(27,251)	(26,926)	325
Income tax benefit	(10,620)	(10,493)	127
Net loss	(16,631)	(16,433)	198

Loss per share:
Basic	(1.77)	(1.75)	0.02
Diluted	(1.77)	(1.75)	0.02

Statement of Cash Flows	As Originally		Effect of
Six Months Ended March 31, 2007	Reported	As Adjusted	Change
Net loss	$(16,631)	$(16,433)	$198
Changes in operating assets and liabilities	(11,303)	(11,501)	(198)
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

Note 4 — Comprehensive Loss
Comprehensive loss for the three-month periods ended March 31, 2008 and 2007 was $6,401 and $3,997, respectively. Comprehensive loss for the six-month periods ended March 31, 2008 and 2007 was $10,180 and $16,433, respectively. Amounts included in accumulated other comprehensive loss relate to unrecognized pension and post retirement benefit plan liabilities.
Note 5 — Employee Benefit Plans
Components of Net Periodic Benefit Cost
The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. Components of net periodic benefit costs are as follows for the three and six months ended March 31, 2008 and 2007:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2008	2007	2008	2007
Service cost	$461	$382	$55	$50
Interest cost	1,097	788	81	75
Expected return on plan assets	(1,364)	(939)	—	—
Amortization of prior service cost (credit)	5	7	(13)	(13)
Recognized net actuarial gain	—	—	(53)	(52)

Net periodic benefit cost	$199	$238	$70	$60

	Pension Benefits		Postretirement Benefits
	Six months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Service cost	$922	$763	$110	$100
Interest cost	2,194	1,576	162	150
Expected return on plan assets	(2,728)	(1,878)	—	—
Amortization of prior service cost (credit)	9	14	(26)	(26)
Recognized net actuarial gain	—	—	(106)	(103)

Net periodic benefit cost	$397	$475	$140	$121

Employer Contributions
For the six months ended March 31, 2008, $282 of contributions have been made to the defined-benefit pension plans. The Company presently anticipates contributing an additional $2,739 to fund its pension plans in fiscal 2008 for a total of $3,021.
Note 6 — Refinancing Transactions
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
As a result of the refinancing transactions discussed above, Neenah incurred $20,429 of debt refinancing costs in the year ended September 30, 2007. This amount consisted of a $12,917 tender premium paid to repurchase the 11% Senior Secured Notes, $5,940 to write off the unamortized discount on the 11% Senior Secured Notes and $1,572 to write off the unamortized deferred financing costs on the indebtedness existing prior to the refinancing.

Note 7 — Cost Reduction Actions
On November 16, 2007, the Company announced a restructuring plan to reduce costs and improve general operating efficiencies. The restructuring primarily consisted of salaried headcount reductions at the Company’s operating facilities. In connection with the restructuring plan, the Company incurred employee termination costs of $1,227, which were recognized as a charge to operations during the first quarter of fiscal 2008. The employee termination costs are presented as restructuring costs in the condensed consolidated statement of operations. During the first six months of fiscal 2008, $639 of employee termination costs were paid, with the remaining $588 recorded in accrued wages and employee benefits in the condensed consolidated balance sheet. A majority of the employee termination costs relate to headcount reductions in the castings segment with a small portion attributable to the forgings segment.
Note 8 — Segment Information
The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells gray and ductile iron castings for the industrial and municipal markets, while the Forgings segment manufactures and sells forged components for the industrial market. The Other segment includes machining operations and freight hauling.
The Company evaluates performance and allocates resources based on the operating income before depreciation and amortization charges of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K. The following segment information is presented:

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues from external customers:
Castings	$101,318	$99,936	$191,331	$205,513
Forgings	11,211	9,397	20,209	19,463
Other	4,459	5,276	8,961	8,700
Elimination of intersegment revenues	(2,330)	(2,820)	(4,618)	(4,545)

	$114,658	$111,789	$215,883	$229,131

Net income (loss):
Castings	$(6,746)	$(4,033)	$(10,406)	$(16,729)
Forgings	306	(44)	118	287
Other	76	(128)	67	(148)
Elimination of intersegment loss	83	208	161	157

	$(6,281)	$(3,997)	$(10,060)	$(16,433)

	March 31,	September 30,
	2008	2007
Total assets:
Castings	$452,264	$431,906
Forgings	21,801	19,015
Other	9,034	8,336
Elimination of intersegment assets	(16,801)	(15,283)

	$466,298	$443,974

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	September 30,
	2008	2007(1)
	(Unaudited)
Assets
Current assets:
Cash	$—	$—
Accounts receivable, net	74,928	81,085
Inventories	76,138	64,196
Deferred income taxes	3,070	3,070
Refundable income taxes	6,729	6,501
Other current assets	5,987	6,479

Total current assets	166,852	161,331

Property, plant and equipment	207,167	179,522
Less accumulated depreciation	55,922	47,972

	151,245	131,550

Deferred financing costs, net	3,228	3,457
Identifiable intangible assets, net	51,389	54,951
Goodwill	86,699	86,699
Other assets	6,885	5,986

	$466,298	$443,974

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$35,114	$27,764
Accrued wages and employee benefits	9,912	13,139
Accrued interest	5,532	5,449
Accrued interest — related party	2,344	2,344
Other accrued liabilities	4,107	5,016
Current portion of long-term debt	44,000	17,152
Current portion of capital lease obligations	213	213

Total current liabilities	101,222	71,077

Long-term debt	225,000	225,000
Long-term debt — related party	75,000	75,000
Capital lease obligations	1,118	1,222
Deferred income taxes	28,134	28,134
Postretirement benefit obligations	5,347	5,269
Other liabilities	10,211	7,960

Total liabilities	446,032	413,662

Commitments and contingencies

Stockholder’s equity:
Common stock	100	100
Capital in excess of par value	5,604	5,470
Retained earnings	10,511	20,571
Accumulated other comprehensive income	4,051	4,171

Total stockholder’s equity	20,266	30,312

	$466,298	$443,974

See notes to condensed consolidated financial statements.

(1)	The balance sheet as of September 30, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net sales	$114,658	$111,789	$215,883	$229,131
Cost of sales	105,822	100,561	193,514	199,448

Gross profit	8,836	11,228	22,369	29,683
Selling, general and administrative expenses	8,917	8,987	17,900	17,429
Restructuring costs	—	—	1,227	—
Amortization of intangible assets	1,780	1,780	3,562	3,560
Gain on disposal of equipment	(18)	(25)	(19)	(64)

Total operating expenses	10,679	10,742	22,670	20,925

Operating income (loss)	(1,843)	486	(301)	8,758
Interest expense	(5,402)	(4,688)	(10,684)	(12,911)
Interest expense – related party	(2,344)	(2,344)	(4,688)	(2,344)
Debt refinancing costs	—	—	—	(20,429)

Loss before income taxes	(9,589)	(6,546)	(15,673)	(26,926)
Income tax benefit	(3,308)	(2,549)	(5,613)	(10,493)

Net loss	$(6,281)	$(3,997)	$(10,060)	$(16,433)

See notes to condensed consolidated financial statements.

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	March 31,
	2008	2007
Operating activities
Net loss	$(10,060)	$(16,433)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,877	10,223
Amortization of deferred financing costs and discount on notes	229	595
Write-off of deferred financing costs and discount on notes	—	7,512
Stock-based compensation	134	—
Changes in operating assets and liabilities	(914)	(11,501)

Net cash provided by (used in) operating activities	1,266	(9,604)

Investing activities
Purchase of property, plant and equipment	(28,010)	(20,948)

Net cash used in investing activities	(28,010)	(20,948)

Financing activities
Net change in revolver balance	26,848	(24,595)
Proceeds from long-term debt	—	225,000
Proceeds from long-term debt – related party	—	75,000
Payments on long-term debt and capital lease obligations	(104)	(164,975)
Payments on long-term debt – related party	—	(75,115)
Debt issuance costs	—	(3,526)

Net cash provided by financing activities	26,744	31,789

Increase in cash	—	1,237
Cash at beginning of period	—	910

Cash at end of period	$—	$2,147

See notes to condensed consolidated financial statements.

NEENAH FOUNDRY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)
Note 1 — Basis of Presentation
Neenah Foundry Company (Neenah), together with its subsidiaries (collectively, the Company), is a wholly owned subsidiary of NFC Castings, Inc., which is a wholly owned subsidiary of Neenah Enterprises, Inc. (NEI). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. Certain reclassifications have been made to the fiscal 2007 condensed consolidated financial statements to conform to the fiscal 2008 presentation. Specifically, the $20,429 of debt refinancing costs presented as operating expenses in fiscal 2007 was reclassified to non-operating expenses in fiscal 2008 to conform with the presentation in Neenah’s Annual Report on Form 10-K for the year ended September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah’s Annual Report on Form 10-K for the year ended September 30, 2007.
Note 2 — Inventories
The components of inventories are as follows:

	March 31,	September 30,
	2008	2007
Raw materials	$8,163	$6,941
Work in process and finished goods	51,231	41,407
Supplies	16,744	15,848

	$76,138	$64,196

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
The Company adopted FIN 48 as of October 1, 2007. As a result of the adoption of FIN 48, the Company had no change to the liability for unrecognized tax benefits. The total gross liability for unrecognized tax benefits (excluding penalties and interest) was $2.3 million at October 1, 2007. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in future periods. The Company’s accounting policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest was $.8 million at October 1, 2007 and $.9 million at March 31, 2008. There were no penalties accrued. There was no material change to the amount of unrecognized tax benefits during the six months ended March 31, 2008. The Company or one of its subsidiaries files income tax returns in the United States Federal and various state jurisdictions. The Company is no longer subject to income tax examinations for any significant tax jurisdictions for any tax year before 2005.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) which requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial gains and losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position and provide additional disclosures. On September 30, 2007, the Company adopted the provisions of SFAS 158 by recognizing the funded status of its defined benefit pension and postretirement benefit plans in the balance sheet. In addition, the Company will be required to measure the plan assets and benefit obligations as of the date of the year-end balance sheet by September 30, 2009. The Company is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.

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
In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP). This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and was effective for fiscal years beginning after December 15, 2006. Prior to the adoption of this FSP, the Company determined its planned maintenance costs for the year and amortized these costs ratably throughout the year. On October 1, 2007, the Company began accounting for its planned major maintenance activities in accordance with FSP No. AUG AIR-1 by expensing the costs in the month in which they were incurred. The implementation of FSP No. AUG AIR-1 will not have any impact on the Company’s year end financial position or full year results of operations and cash flows as all maintenance costs incurred have been and continue to be expensed in the fiscal year in which the maintenance activity occurs. In accordance with FSP No. AUG AIR-1, the Company’s financial position, results of operations and cash flows for each quarter of the fiscal year ended September 30, 2007 were adjusted to apply the FSP retrospectively. The following financial statement line items as of and for the three and six month periods ended March 31, 2007 were adjusted as follows (in thousands):

Statement of Operations	As Originally		Effect of
Three Months Ended March 31, 2007	Reported	As Adjusted	Change
Cost of sales	$101,056	$100,561	$(495)
Gross profit	10,733	11,228	495
Operating loss	(9)	486	495
Loss before income taxes	(7,041)	(6,546)	495
Income tax benefit	(2,742)	(2,549)	193
Net loss	(4,299)	(3,997)	302

Statement of Operations	As Originally		Effect of
Six Months Ended March 31, 2007	Reported	As Adjusted	Change
Cost of sales	$199,773	$199,448	$(325)
Gross profit	29,358	29,683	325
Operating income	8,433	8,758	325
Loss before income taxes	(27,251)	(26,926)	325
Income tax benefit	(10,620)	(10,493)	127
Net loss	(16,631)	(16,433)	198

Statement of Cash Flows	As Originally		Effect of
Six Months Ended March 31, 2007	Reported	As Adjusted	Change
Net loss	$(16,631)	$(16,433)	$198
Changes in operating assets and liabilities	(11,303)	(11,501)	(198)
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

Note 4 — Comprehensive Loss
Comprehensive loss for the three-month periods ended March 31, 2008 and 2007 was $6,401 and $3,997, respectively. Comprehensive loss for the six-month periods ended March 31, 2008 and 2007 was $10,180 and $16,433, respectively. Amounts included in accumulated other comprehensive loss relate to unrecognized pension and post retirement benefit plan liabilities.
Note 5 — Employee Benefit Plans
Components of Net Periodic Benefit Cost
The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. Components of net periodic benefit costs are as follows for the three and six months ended March 31, 2008 and 2007:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2008	2007	2008	2007
Service cost	$461	$382	$55	$50
Interest cost	1,097	788	81	75
Expected return on plan assets	(1,364)	(939)	—	—
Amortization of prior service cost (credit)	5	7	(13)	(13)
Recognized net actuarial gain	—	—	(53)	(52)

Net periodic benefit cost	$199	$238	$70	$60

	Pension Benefits		Postretirement Benefits
	Six months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Service cost	$922	$763	$110	$100
Interest cost	2,194	1,576	162	150
Expected return on plan assets	(2,728)	(1,878)	—	—
Amortization of prior service cost (credit)	9	14	(26)	(26)
Recognized net actuarial gain	—	—	(106)	(103)

Net periodic benefit cost	$397	$475	$140	$121

Employer Contributions
For the six months ended March 31, 2008, $282 of contributions have been made to the defined-benefit pension plans. The Company presently anticipates contributing an additional $2,739 to fund its pension plans in fiscal 2008 for a total of $3,021.
Note 6 — Refinancing Transactions
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
As a result of the refinancing transactions discussed above, the Company incurred $20,429 of debt refinancing costs in the year ended September 30, 2007. This amount consisted of a $12,917 tender premium paid to repurchase the 11% Senior Secured Notes due 2010, $5,940 to write off the unamortized discount on the 11% Senior Secured Notes and $1,572 to write off the unamortized deferred financing costs on the indebtedness existing prior to the refinancing.

Note 7 — Cost Reduction Actions
On November 16, 2007, the Company announced a restructuring plan to reduce costs and improve general operating efficiencies. The restructuring primarily consisted of salaried headcount reductions at the Company’s operating facilities. In connection with the restructuring plan, the Company incurred employee termination costs of $1,227, which were recognized as a charge to operations during the first quarter of fiscal 2008. The employee termination costs are presented as restructuring costs in the condensed consolidated statement of operations. During the first six months of fiscal 2008, $639 of employee termination costs were paid, with the remaining $588 recorded in accrued wages and employee benefits in the condensed consolidated balance sheet. A majority of the employee termination costs relate to headcount reductions in the castings segment with a small portion attributable to the forgings segment.

Note 8 — Subsidiary Guarantors
The following tables present condensed consolidating financial information as of March 31, 2008 and September 30, 2007 and for the three and six months ended March 31, 2008 and 2007 for: (a) Neenah and (b) on a combined basis, the guarantors of the 9 1/2% Notes due 2017 and the 12 1/2% Notes due 2013, which include all of the wholly owned subsidiaries of Neenah (“Subsidiary Guarantors”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.
Condensed Consolidating Balance Sheet
March 31, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$48	$(48)	$—	$—
Accounts receivable, net	29,275	45,653	—	74,928
Inventories	29,612	46,526	—	76,138
Deferred income taxes	(409)	3,479	—	3,070
Refundable income taxes	6,729	—	—	6,729
Other current assets	3,380	2,607	—	5,987

Total current assets	68,635	98,217	—	166,852

Investments in and advances to subsidiaries	128,662	—	(128,662)	—
Property, plant and equipment, net	90,133	61,112	—	151,245
Deferred financing costs and intangible assets, net	40,509	14,108	—	54,617
Goodwill	86,699	—	—	86,699
Other assets	2,588	4,297	—	6,885

	$417,226	$177,734	$(128,662)	$466,298

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$8,990	$26,124	$—	$35,114
Net intercompany payable	—	126,688	(126,688)	—
Accrued liabilities	14,335	7,560	—	21,895
Current portion of long-term debt	44,000	213	—	44,213

Total current liabilities	67,325	160,585	(126,688)	101,222

Long-term debt and capital lease obligations	300,000	1,118	—	301,118
Deferred income taxes	18,663	9,471	—	28,134
Postretirement benefit obligations	5,347	—	—	5,347
Other liabilities	5,625	4,586	—	10,211
Stockholder’s equity	20,266	1,974	(1,974)	20,266

	$417,226	$177,734	$(128,662)	$466,298

Note 8 — Subsidiary Guarantors (continued)
Condensed Consolidating Balance Sheet
September 30, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$969	$(969)	$—	$—
Accounts receivable, net	37,052	44,033	—	81,085
Inventories	25,143	39,053	—	64,196
Refundable income taxes	6,501	—	—	6,501
Deferred income taxes	(409)	3,479	—	3,070
Other current assets	4,072	2,407	—	6,479

Total current assets	73,328	88,003	—	161,331

Investments in and advances to subsidiaries	123,314	—	(123,314)	—
Property, plant and equipment, net	73,683	57,867	—	131,550
Deferred financing costs and intangible assets, net	43,591	14,817	—	58,408
Goodwill	86,699	—	—	86,699
Other assets	1,711	4,275	—	5,986

	$402,326	$164,962	$(123,314)	$443,974

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$10,236	$17,528	$—	$27,764
Net intercompany payable	—	111,947	(111,947)	—
Accrued liabilities	16,040	9,908	—	25,948
Current portion of long-term debt	17,152	213	—	17,365

Total current liabilities	43,428	139,596	(111,947)	71,077

Long-term debt and capital lease obligations	300,000	1,222	—	301,222
Deferred income taxes	19,945	8,189	—	28,134
Postretirement benefit obligations	5,269	—	—	5,269
Other liabilities	3,372	4,588	—	7,960
Stockholder’s equity	30,312	11,367	(11,367)	30,312

	$402,326	$164,962	$(123,314)	$443,974

Note 8 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Operations
Three months ended March 31, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated
Net sales	$44,930	$71,151	$(1,423)	$114,658
Cost of sales	40,037	67,208	(1,423)	105,822

Gross profit	4,893	3,943	—	8,836

Selling, general and administrative expenses	4,731	4,186	—	8,917
Amortization of intangible assets	1,426	354	—	1,780
Gain on disposal of equipment	(2)	(16)	—	(18)

Operating loss	(1,262)	(581)	—	(1,843)

Net interest expense	(3,532)	(4,214)	—	(7,746)

Loss before income taxes and equity in loss of subsidiaries	(4,794)	(4,795)	—	(9,589)
Income tax benefit	(1,681)	(1,627)	—	(3,308)

	(3,113)	(3,168)	—	(6,281)
Equity in loss of subsidiaries	(3,168)	—	3,168	—

Net loss	$(6,281)	$(3,168)	$3,168	$(6,281)

Condensed Consolidating Statement of Operations
Three months ended March 31, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated
Net sales	$44,841	$68,338	$(1,390)	$111,789
Cost of sales	37,988	63,963	(1,390)	100,561

Gross profit	6,853	4,375	—	11,228

Selling, general and administrative expenses	4,400	4,587	—	8,987
Amortization of intangible assets	1,426	354	—	1,780
Gain on disposal of equipment	(6)	(19)	—	(25)

Operating income (loss)	1,033	(547)	—	486

Net interest expense	(2,920)	(4,112)	—	(7,032)

Loss before income taxes and equity in loss of subsidiaries	(1,887)	(4,659)	—	(6,546)
Income tax benefit	(734)	(1,815)	—	(2,549)

	(1,153)	(2,844)	—	(3,997)
Equity in loss of subsidiaries	(2,844)	—	2,844	—

Net loss	$(3,997)	$(2,844)	$2,844	$(3,997)

Note 8 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Operations
Six months ended March 31, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$90,233	$128,508	$(2,858)	$215,883
Cost of sales	76,317	120,055	(2,858)	193,514

Gross profit	13,916	8,453	—	22,369

Selling, general and administrative expenses	9,747	8,153	—	17,900
Restructuring costs	885	342	—	1,227
Amortization of intangible assets	2,853	709	—	3,562
Gain on disposal of equipment	(2)	(17)	—	(19)

Operating income (loss)	433	(734)	—	(301)

Net interest expense	(6,931)	(8,441)	—	(15,372)

Loss before income taxes and equity in loss of subsidiaries	(6,498)	(9,175)	—	(15,673)
Income tax benefit	(2,327)	(3,286)	—	(5,613)

	(4,171)	(5,889)	—	(10,060)
Equity in loss of subsidiaries	(5,889)	—	5,889	—

Net loss	$(10,060)	$(5,889)	$5,889	$(10,060)

Condensed Consolidating Statement of Operations
Six months ended March 31, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$100,014	$132,124	$(3,007)	$229,131
Cost of sales	79,116	123,339	(3,007)	199,448

Gross profit	20,898	8,785	—	29,683

Selling, general and administrative expenses	8,621	8,808	—	17,429
Amortization of intangible assets	2,852	708	—	3,560
Gain on disposal of equipment	(11)	(53)	—	(64)

Operating income (loss)	9,436	(678)	—	8,758

Net interest expense	(7,027)	(8,228)	—	(15,255)
Debt refinancing costs	(20,429)	—		(20,429)

Loss before income taxes and equity in loss of subsidiaries	(18,020)	(8,906)	—	(26,926)
Income tax benefit	(7,023)	(3,470)	—	(10,493)

	(10,997)	(5,436)	—	(16,433)
Equity in loss of subsidiaries	(5,436)	—	5,436	—

Net loss	$(16,433)	$(5,436)	$5,436	$(16,433)

Note 8 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
Six months ended March 31, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(10,060)	$(5,889)	$5,889	$(10,060)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,523	6,354	—	11,877
Amortization of deferred financing costs and discount on notes	229	—	—	229
Stock-based compensation	134	—	—	134
Changes in operating assets and liabilities	873	(1,787)	—	(914)

Net cash provided by (used in) operating activities	(3,301)	(1,322)	5,889	1,266

Investing activities
Investments in and advances to subsidiaries	(5,348)	11,237	(5,889)	—
Purchase of property, plant and equipment	(19,120)	(8,890)	—	(28,010)

Net cash provided by (used in) investing activities	(24,468)	2,347	(5,889)	(28,010)

Financing activities
Net change in revolver balance	26,848	—	—	26,848
Payments on long-term debt and capital lease obligations	—	(104)	—	(104)

Net cash provided by (used in) financing activities	26,848	(104)	—	26,744

Increase (decrease) in cash	(921)	921	—	—
Cash at beginning of period	969	(969)	—	—

Cash at end of period	$48	$(48)	$—	$—

Note 8 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
Six months ended March 31, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(16,433)	$(5,436)	$5,436	$(16,433)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,622	5,601	—	10,223
Amortization of deferred financing costs and discount on notes	595	—	—	595
Write-off of deferred financing costs and discount on notes	7,512	—		7,512
Changes in operating assets and liabilities	(15,357)	3,856	—	(11,501)

Net cash provided by (used in) operating activities	(19,061)	4,021	5,436	(9,604)

Investing activities
Investments in and advances to subsidiaries	3,169	2,267	(5,436)	—
Purchase of property, plant and equipment	(14,183)	(6,765)	—	(20,948)

Net cash used in investing activities	(11,014)	(4,498)	(5,436)	(20,948)

Financing activities
Net change in revolver balance	(24,595)	—		(24,595)
Proceeds from long-term debt	300,000	—		300,000
Payments on long-term debt and capital lease obligations	(239,996)	(94)	—	(240,090)
Debt issuance costs	(3,526)	—	—	(3,526)

Net cash provided by (used in) financing activities	31,883	(94)	—	31,789

Increase in cash	1,808	(571)	—	1,237
Cash at beginning of period	2,433	(1,523)	—	910

Cash at end of period	$4,241	$(2,094)	$—	$2,147

Note 9 — Segment Information
The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells gray and ductile iron castings for the industrial and municipal markets, while the Forgings segment manufactures and sells forged components for the industrial market. The Other segment includes machining operations and freight hauling.
The Company evaluates performance and allocates resources based on the operating income before depreciation and amortization charges of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K. The following segment information is presented:

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues from external customers:
Castings	$101,318	$99,936	$191,331	$205,513
Forgings	11,211	9,397	20,209	19,463
Other	4,459	5,276	8,961	8,700
Elimination of intersegment revenues	(2,330)	(2,820)	(4,618)	(4,545)

	$114,658	$111,789	$215,883	$229,131

Net income (loss):
Castings	$(6,746)	$(4,033)	$(10,406)	$(16,729)
Forgings	306	(44)	118	287
Other	76	(128)	67	(148)
Elimination of intersegment loss	83	208	161	157

	$(6,281)	$(3,997)	$(10,060)	$(16,433)

	March 31,	September 30,
	2008	2007
Total assets:
Castings	$452,264	$431,906
Forgings	21,801	19,015
Other	9,034	8,336
Elimination of intersegment assets	(16,801)	(15,283)

	$466,298	$443,974

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
Recent Developments
Steel Scrap Cost Increases. In recent months, we have experienced significant increases in the cost of steel scrap used in our manufacturing process. From December 2007 to April 2008, the cost of steel scrap (measured by quoted prices for shredded steel by Iron Age publication for the Chicago market) has risen $290 per ton, an increase of 104%. Of all the varying costs of raw materials, fluctuations in the cost of steel scrap impact our business the most. The cost for steel scrap is subject to market forces that are unpredictable and largely beyond our control, including demand by U.S. and international industries, freight costs and speculation. Although we have surcharge arrangements with our industrial customers that enable us to adjust industrial casting prices to reflect steel scrap cost fluctuations, these adjustments have historically lagged behind the current cost of steel scrap during periods of rapidly rising or falling steel scrap costs because these adjustments were generally based on average market costs for prior periods. We are currently reviewing surcharge procedures with our industrial customers in an attempt to recover scrap cost increases on a real time basis. We have historically recovered steel scrap cost increases for municipal products through periodic price increases. However, the recent increases in steel scrap costs have forced us to institute a price increase coupled with a surcharge on our municipal casting products. Our ability to recover the steel scrap increases from our customers will determine the extent of the adverse effect they will have on our business, financial condition and results of operations.
New Mold Line. We are continuing to invest in a $54 million capital project to replace a 40-year-old mold line at our Neenah facility. Our new state-of-the-art mold line is expected to significantly enhance operating efficiencies, increase capacity and provide expanded molding capabilities for our heavy municipal products. As of March 31, 2008, $43.4 million (excluding capitalized interest of $2.3 million) had been spent on the new mold line project with approximately $10.6 million remaining to be spent to complete the project. Based on our current and projected level of operations, we anticipate that our operating cash flows and borrowings under the 2006 Credit Facility will be sufficient to fund this and other anticipated operational investments, including working capital and capital expenditure needs, over the remaining construction timeframe. The mold line has been installed and is currently going through planned startup stages according to our launch schedule. We expect the mold line to become fully operational during the quarter ended June 30, 2008.
Labor Agreement at Dalton. In April 2008, production employees at the Dalton-Warsaw facility agreed to a new five-year collective bargaining agreement. This new agreement expires in April 2013.
Order for Abatement at Gregg Facility. Due to neighborhood complaints, we were operating the Gregg facility under the terms of an order for abatement with the California South Coast Air Quality Management District (SCAQMD). Despite being in compliance with federal and state emission laws, the order required us to comply with certain operating parameters in an effort to reduce odors. Failure to operate within such criteria could have resulted in the SCAQMD suspending operations at the Gregg facility. The order expired on September 20, 2007 and Gregg is currently negotiating settlements with the SCAQMD regarding outstanding notices of violation (NOV’s) for odor complaints. Gregg does not expect any issues in settling the NOV’s and is expecting to conclude negotiations in July 2008. We believe we are in compliance with all other operating requirements and that our actions have resulted in a substantial reduction in the intensity and frequency of downwind odors.
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

Results of Operations
The following discussions compare the results of operations of the Company for the three and six months ended March 31, 2008, to the results of the operations of the Company for the three and six months ended March 31, 2007.
Three months ended March 31, 2008 and 2007
Net sales. Net sales for the three months ended March 31, 2008 were $114.7 million, which were $2.9 million or 2.6% higher than the quarter ended March 31, 2007. The increase was primarily due to increases in sales to the construction and agriculture equipment market offset by reduced shipments of heavy-duty truck components and municipal products. Sales to construction and agriculture equipment markets were up approximately $10.4 million in the second quarter of fiscal 2008 from the second quarter of fiscal 2007. Due to reduced build rates of heavy-duty trucks, sales of heavy-duty truck products were down approximately $7.6 million in the second quarter of fiscal 2008 from the second quarter of fiscal 2007. Sales of municipal products were down approximately $2.3 million in the second quarter of fiscal 2008 from the second quarter of fiscal 2007, reflecting continued softness in the overall housing sector. Sales to other markets, primarily components shipped to heating, ventilation and air conditioning customers, were up approximately $2.4 million in the second quarter of fiscal 2008 from the second quarter of fiscal 2007.
Cost of sales. Cost of sales for the three months ended March 31, 2008 were $105.8 million, an increase of $5.2 million, or 5.2%, as compared to the quarter ended March 31, 2007. Cost of sales as a percentage of net sales increased to 92.2% for the three months ended March 31, 2008 from 90.0% for the three months ended March 31, 2007, primarily as a result of an approximately 22% increase in raw material unit costs, principally in the price of steel scrap, and a decreased ability to absorb fixed manufacturing costs due to lower production levels.
Gross profit. Gross profit for the three months ended March 31, 2008 was $8.9 million, a decrease of $2.3 million, or 20.5%, as compared to the quarter ended March 31, 2007. Gross profit as a percentage of net sales decreased to 7.8% for the three months ended March 31, 2008 from 10.0% for the three months ended March 31, 2007, primarily as a result of the increased raw material costs and a decreased ability to absorb fixed costs due to lower production levels as discussed above.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2008 were $8.9 million, a decrease of $0.1 million, or 1.1%, as compared to the $9.0 million for the quarter ended March 31, 2007. Selling, general and administrative expenses as a percentage of net sales decreased to 7.8% for the quarter ended March 31, 2008 from 8.1% for the quarter ended March 31, 2007.
Amortization of intangible assets. Amortization of intangible assets was $1.8 million for the three months ended March 31, 2008 and 2007.
Operating income (loss). Operating loss was $1.8 million for the three months ended March 31, 2008, a decrease of $2.3 million from operating income of $0.5 million for the quarter ended March 31, 2007. As a percentage of net sales, the operating loss was 1.5% for the three months ended March 31, 2008 compared to operating income of 0.4% for the three months ended March 31, 2007. The decrease in operating income was primarily due to the increase in raw materials costs.
Net interest expense. Net interest expense was $7.7 million for the three months ended March 31, 2008 compared to $7.0 million for the quarter ended March 31, 2007. The increase in interest expense was the result of the increased level of borrowing on the revolving line of credit.
Income tax provision. The effective tax rate for the three months ended March 31, 2008 and 2007 was 34.7% and 38.5%, respectively. The decrease in the effective tax rate is primarily due to an increase in Federal income tax deductions available to manufacturers for qualified production activities.
Six months ended March 31, 2008 and 2007
Net sales. Net sales for the six months ended March 31, 2008 were $215.9 million, which were $13.2 million or 5.8% lower than the six months ended March 31, 2007. The decrease was primarily due to reduced shipments of heavy-duty truck components and municipal products partially offset by an increase in sales to the construction and agriculture equipment market. Due to new emission standards that took effect January 1, 2007, heavy-duty truck production declined significantly in calendar year 2007 (which includes the first quarter of our fiscal year 2008), as many buyers of heavy-duty trucks accelerated purchases into calendar year 2006, artificially increasing our sales to customers in the heavy-duty truck market in calendar year 2006 (which includes the first quarter of our fiscal year 2007). As a result, sales of heavy-duty truck products were down approximately $24.1 million for the six months ended March 31, 2008 compared to the six months ended March 31, 2007. New housing starts declined in the first six months of fiscal 2008 from the first six months of fiscal 2007, reflecting softness in the overall housing sector. As a result of this and other related factors, sales of municipal products were down approximately $5.3 million for the six months ended March 31, 2008 compared to the six months ended March 31, 2007. Sales to construction and agriculture equipment markets were up approximately $13.8 million in the six months ended March 31, 2008 compared to the six months ended March 31, 2007. Sales to other markets, primarily components shipped to heating, ventilation and air conditioning customers, were up approximately $2.4 million for the six months ended March 31, 2008 compared to the six months ended March 31, 2007.

Cost of sales. Cost of sales for the six months ended March 31, 2008 were $193.5 million, a decrease of $5.9 million, or 3.0%, as compared to the six months ended March 31, 2007. Cost of sales as a percentage of net sales increased to 89.6% for the six months ended March 31, 2008 from 87.0% for the six months ended March 31, 2007, primarily as a result of an approximately 21% increase in raw material unit costs, principally in the price of steel scrap, and a decreased ability to absorb fixed manufacturing costs due to lower production levels.
Gross profit. Gross profit for the six months ended March 31, 2008 was $22.4 million, a decrease of $7.3 million, or 24.6%, as compared to the six months ended March 31, 2007. Gross profit as a percentage of net sales decreased to 10.4% for the six months ended March 31, 2008 from 13.0% for the six months ended March 31, 2007, primarily as a result of the increased raw material costs and a decreased ability to absorb fixed costs due to lower production levels as discussed above.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended March 31, 2008 were $17.9 million, an increase of $0.5 million, or 2.9%, as compared to the $17.4 million for the six months ended March 31, 2007, primarily due to increased legal and professional fees incurred in the six months ended March 31, 2008. Selling, general and administrative expenses as a percentage of net sales increased to 8.3% for the six months ended March 31, 2008 from 7.6% for the six months ended March 31, 2007.
Restructuring costs. The Company recorded $1.2 million of restructuring costs during the six months ended March 31, 2008. These costs consisted of employee termination costs incurred as a result of salaried headcount reductions at the Company’s operating facilities.
Amortization of intangible assets. Amortization of intangible assets was $3.6 million for the six months ended March 31, 2008 and 2007.
Operating income (loss). Operating loss was $0.3 million for the six months ended March 31, 2008, a decrease of $9.1 million from operating income of $8.8 million for the six months ended March 31, 2007. As a percentage of net sales, the operating loss decreased to 0.1% for the six months ended March 31, 2008 from an operating income of 3.8% for the six months ended March 31, 2007. The decrease in operating income was due to the reduced sales volume, the increase in raw materials costs and employee termination costs.
Net interest expense. Net interest expense was $15.4 million for the six months ended March 31, 2008 compared to $15.3 million for the six months ended March 31, 2007.
Debt Refinancing Costs. The Company recorded $20.4 million of debt refinancing costs during the six months ended March 31, 2007 related to the Refinancing Transactions. This amount consisted of a $12.9 million tender premium paid to repurchase Neenah’s 11% Senior Secured Notes due 2010, $5.9 million to write off the unamortized discount on Neenah’s 11% Senior Secured Notes and $1.6 million to write off the unamortized deferred financing costs on Neenah’s indebtedness existing prior to the refinancing.
Income tax provision. The effective tax rate for the six months ended March 31, 2008 and 2007 was 35.7% and 39.0%, respectively. The decrease in the effective tax rate is primarily due to an increase in Federal income tax deductions available to manufacturers for qualified production activities.

Liquidity and Capital Resources
As of March 31, 2008, our outstanding indebtedness consisted of Neenah’s $225.0 million of outstanding 9 1/2% Notes, $1.3 million of capital lease obligations, Neenah’s $75.0 million of outstanding 12 1/2% Notes, and $44.0 million of borrowings outstanding under Neenah’s 2006 Credit Facility. Our primary sources of liquidity in the future will be cash flow from operations and borrowings under Neenah’s 2006 Credit Facility. We expect that ongoing requirements for debt service, capital expenditures, including Neenah’s new mold line, and other operating needs will be funded from these sources of funds.
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
The 2006 Credit Facility requires Neenah to prepay outstanding principal amounts upon certain asset sales, upon certain equity offerings, and under certain other circumstances. It also requires us to observe certain customary conditions, affirmative covenants and negative covenants including financial covenants and it requires us to maintain a specified minimum interest coverage ratio or specified fixed charge coverage ratio whenever our unused availability is less than $15.0 million. At March 31, 2008, we had $44.0 million outstanding under the 2006 Credit Facility and had unused availability of $53.2 million. At March 31, 2008, we were in compliance with applicable bank covenants.
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
Under the capital structure resulting from the Refinancing Transactions, we currently have no principal amortization requirements. We have been using cash flow from operations and a portion of our unused availability under the 2006 Credit Facility to fund the new mold line described above under “Recent Developments.”
For the six months ended March 31, 2008 and March 31, 2007, capital expenditures were $28.0 million and $20.9 million, respectively. The increased level of capital expenditures for the six months ended March 31, 2008 includes $16.4 million (including capitalized interest of $1.2 million) for the new mold line at the Neenah location described above under “Recent Developments.” Capital expenditures for the six months ended March 31, 2007 included $11.9 million (including capitalized interest of $0.2 million) for the new mold line at the Neenah location.
Our primary sources of liquidity are cash flow from operations and borrowings under Neenah’s 2006 Credit Facility. At March 31, 2008, we had $44.0 million outstanding under the 2006 Credit Facility and had unused availability of $53.2 million. Net cash provided by operating activities during the six months ended March 31, 2008 was $1.3 million, an increase of $10.9 million over net cash of $9.6 million used in operating activities during the six months ended March 31, 2007. The increase in cash provided by operating activities was primarily due to $12.9 million paid in the quarter ended December 31, 2006 for the tender premium to repurchase Neenah’s 11% Senior Secured Notes and due to changes in working capital balances. Operating cash flows for the six months ended March 31, 2008 are not necessarily indicative of the operating cash flows that may be expected for the remainder of fiscal 2008, due to the seasonality of our business.
Future Capital Needs. We are significantly leveraged. Our ability to meet debt obligations will depend upon future operating performance which will be affected by many factors, some of which are beyond our control. We are completing a major capital project to replace an existing mold line that is expected to enhance efficiency, increase capacity and provide expanded molding capabilities. Based on our current level of operations, we anticipate that our operating cash flows and borrowings under the 2006 Credit Facility will be sufficient to fund anticipated operational investments, including working capital and capital expenditure needs, for at least the next twelve months. If, however, we are unable to service our debt requirements as they become due or if we are unable to maintain ongoing compliance with applicable covenants, we may be forced to adopt alternative strategies that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

Off-Balance Sheet Arrangements
None.
Contractual Obligations
The following table includes the Company’s significant contractual obligations at March 31, 2008 (in millions):

		Less Than			More Than
	Total	1 year	1-3 Years	3-5 Years	5 Years
Long-term debt	$300.0	$—	$—	$—	$300.0
Interest on long-term debt	246.3	30.8	61.5	61.5	92.5
Revolving line of credit	44.0	44.0	—	—	—
Interest and fees on revolving line of credit	2.2	2.2	—	—	—
Capital leases	1.3	0.2	0.4	0.4	0.3
Operating leases	5.2	1.9	2.3	0.8	0.2
New mold line commitments	10.6	10.6	—	—	—

Total contractual obligations	$609.6	$89.7	$64.2	$62.7	$393.0

As of March 31, 2008, the Company had no material purchase obligations other than those arising in the ordinary course of business related to inventories and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and post-retirement plans which are discussed in detail in Note 9 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2007. For the six months ended March 31, 2008, $0.3 million of contributions have been made to the Company’s pension plans. The Company presently anticipates contributing an additional $2.7 million to fund its pension plans in fiscal 2008 for a total of $3.0 million. Post-retirement medical claims are paid as they are submitted and are anticipated to be $0.5 million in fiscal 2008. As of March 31, 2008, the Company’s expected payment for significant contractual obligations includes approximately $2.4 million of liabilities for unrecognized tax benefits associated with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Company cannot make a reasonably reliable estimate of the period of potential cash settlement for these liabilities for unrecognized tax benefits.
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
Interest Rate Sensitivity. Although the 9 1/2% Notes and the 12 1/2% Notes are subject to fixed interest rates, the Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under the 2006 Credit Facility. As of March 31, 2008 the Company had $44.0 million outstanding under the 2006 Credit Facility. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ending September 30, 2008, the Company’s interest expense would increase or decrease by approximately $0.2 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.
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

NEENAH ENTERPRISES, INC.
NEENAH FOUNDRY COMPANY
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I of our 2007 Annual Report on Form 10-K and Item 1. “Legal Proceedings” in Part II of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.
See “Recent Developments—Order for Abatement at Gregg Facility” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report, which is incorporated herein by reference.
Fox River Cleanup Matter. Certain areas of the Lower Fox River System in Wisconsin have been designated for remedial activities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) due to PCB contamination. Neenah Foundry Company (“Neenah”) operates a facility near this area. With respect to the Fox River PCB site, Appleton Papers Inc. (“API”) and NCR Corporation (“NCR”) commenced an action in U.S. District Court for the Eastern District of Wisconsin on January 7, 2008 seeking to allocate among all responsible parties the equitable shares of response costs and natural resources damages associated with the environmental contamination of the Fox River. API and NCR indicated that they believe that other parties, including Neenah, should participate in the funding of this work because they allegedly contributed to the environmental contamination and are responsible parties. Accordingly, in a letter dated March 12, 2008, API and NCR notified Neenah that they were thereby terminating the 2004 tolling and standstill agreement among Neenah, NCR, API, and Arjo Wiggins Appleton Ltd., with the intent of adding Neenah as a party to the referenced litigation. On April 14, 2008, Neenah was served with a third amended complaint and joined as a defendant in the pending lawsuit brought by plaintiffs API and NCR. Plaintiffs make claims against Neenah (and other defendants) for response costs allegedly incurred by plaintiffs, contribution, and declaratory relief. No case management dates have yet been set in the case. Neenah will assert factual and legal defenses to these claims.
In addition to those legal proceedings discussed in our reports to the SEC, we are involved in various claims and litigation in the normal course of business. Although the results of legal proceedings cannot be predicted with certainty, in the judgment of management, the ultimate resolution of these matters is not likely to have a material adverse effect on our consolidated financial statements.
Item 4. Submission of Matters to a Vote of Security Holders
As previously reported in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, Neenah Enterprises, Inc. held its Annual Meeting of Stockholders on January 24, 2008. A quorum was present at the Annual Meeting, with 13,217,522 shares out of a total of 13,741,337 shares entitled to cast votes represented in person or by proxy at the meeting. Four proposals were submitted to stockholders at the meeting.
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
Proposal 4: The approval of the Neenah Enterprises, Inc. Management Equity Incentive Plan.
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

NEENAH ENTERPRISES, INC. NEENAH FOUNDRY COMPANY
DATE: May 13, 2008	/s/ Gary W. LaChey
Gary W. LaChey
Corporate Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index
to
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2008

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.1	General Release and Separation Agreement between Neenah Enterprises, Inc. and Joseph Varkoly	Exhibit 10.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated January 8, 2008

10.2	Form of Non-Qualified Stock Option Agreement under the Neenah Enterprises, Inc. Management Equity Incentive Plan		X

10.3	Form of Directors Restricted Stock Unit Agreement under the Neenah Enterprises, Inc. Management Equity Incentive Plan		X

10.4	Neenah Foundry Company Amended and Restated 2003 Severance and Change of Control Plan		X

31.1	Certification of Chief Executive Officer of Neenah Enterprises, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer of Neenah Enterprises, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.3	Certification of Chief Executive Officer of Neenah Foundry Company pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.4	Certification of Chief Financial Officer of Neenah Foundry Company pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Neenah Enterprises, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Neenah Foundry Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X