Form 10-K
period 2008-09-30
NEENAH ENTERPRISES, INC.; NEENAH FOUNDRY CO
filed 2008-12-29
CIK 855667, 1040599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 2008.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission	Name of Registrant, State of Incorporation,	IRS Employer
File No.	Address of Principal Executive Offices, and Telephone No.	Identification No.

000-52681	NEENAH ENTERPRISES, INC.	25-1618281
(a Delaware Corporation) 2121 Brooks Avenue P.O. Box 729 Neenah, WI 54957 (920) 725-7000
333-28751	NEENAH FOUNDRY COMPANY	39-1580331
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

Neenah Enterprises, Inc.  Yes ☐     No ☑

Neenah Foundry Company  Yes ☑     No ☐

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

	Neenah Enterprises, Inc.	Neenah Foundry Company

Large accelerated filer	☐	☐
Accelerated filer	☐	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	☑
Smaller reporting company	☑	☐

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

Neenah Enterprises, Inc.	The aggregate market value of the common equity of Neenah Enterprises, Inc. held by non-affiliates as of March 31, 2008 was $6,615,228, based on the closing price of $1.50 per share on the OTC Bulletin Board as of such date. (Shares of NEI Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock of Neenah Enterprises, Inc. have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)
Neenah Foundry Company	The aggregate market value of the common equity of Neenah Foundry Company held by non-affiliates as of March 31, 2008 was zero. All of the common stock of Neenah Foundry Company is held by NFC Castings, Inc., a wholly owned subsidiary of Neenah Enterprises, Inc.

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Neenah Enterprises, Inc.	As of December 5, 2008, Neenah Enterprises, Inc. had 14,625,326 shares of common stock outstanding.
Neenah Foundry Company	As of December 5, 2008, Neenah Foundry Company had 1,000 shares of common stock outstanding, all of which were owned by NFC Castings, Inc, a wholly owned subsidiary of Neenah Enterprises, Inc.

Documents Incorporated by Reference

Certain portions of Neenah Enterprises, Inc.’s Proxy Statement to be filed for its Annual Meeting of Stockholders to be held on January 28, 2009 are incorporated by reference into Part III of this Form 10-K.

NEENAH ENTERPRISES, INC.
NEENAH FOUNDRY COMPANY

FISCAL YEAR 2008
FORM 10-K

ANNUAL REPORT

Item		Page

	Filing Format	1
	Special Note Regarding Forward-Looking Statements	1
	Introduction	2

PART I
1.	Business	2
1A.	Risk Factors	14
1B.	Unresolved Staff Comments	24
2.	Properties	24
3.	Legal Proceedings	24
4.	Submission of Matters to a Vote of Security Holders	25
	Executive Officers of the Registrant	25

PART II
5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
6.	Selected Financial Data	28
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
7A.	Quantitative and Qualitative Disclosures About Market Risk	38
8.	Financial Statements and Supplementary Data	39
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
9A(T).	Controls and Procedures	39
9B.	Other Information	40

PART III
10.	Directors, Executive Officers and Corporate Governance	40
11.	Executive Compensation	40
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
13.	Certain Relationships and Related Transactions, and Director Independence	40
14.	Principal Accountant Fees and Services	40

PART IV
15.	Exhibits and Financial Statement Schedules	41
	Signatures	102
	Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act	103
	Exhibit Index	104
EX-10.16
EX-10.28
EX-12.1
EX-21
EX-23
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2

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

Special Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K include some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. All statements other than statements of current or historical fact contained in this Annual Report on Form 10-K, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “will” and similar expressions, as they relate to us, are intended to identify forward-looking statements. In particular, these include, among other things, statements relating to:

•	our significant indebtedness;

•	our future cash flow, earnings and liquidity;

•	our ability to meet our debt obligations;

•	the effects of general industry and economic conditions;

•	our ability to retain our significant customers and rely on our significant suppliers;

•	our ability to compete with competitors in our industry;

•	the outcome of any litigation and labor disturbances in which we may be involved; and

•	our ability to attract and retain qualified personnel.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in Item 1A, “Risk Factors,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In light of these risks, uncertainties and assumptions, the forward-looking statements in this Annual Report on Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. In particular, the factors that could cause our results to differ materially from current expectations include, among others, material disruptions to the major industries we serve; continued price fluctuations in the scrap metal market; increases in price or interruptions in the availability of metallurgical coke; regulatory restrictions or requirements; developments affecting the valuation or prospects of the casting and forging industries generally or our business in particular; the outcome of legal proceedings in which we are involved; and changes in economic conditions affecting us, our customers and our suppliers. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this Annual Report on Form 10-K.

Our forward-looking statements speak only as of the date of this filing.

Introduction

On August 3, 2007, NEI recapitalized and we took steps intended to facilitate the development of a market in NEI common stock. Specifically, we have registered NEI’s common stock under Section 12(g) of the Securities Exchange Act of 1934, by filing a Form 10 registration statement with the Securities and Exchange Commission, and we amended NEI’s certificate of incorporation and bylaws in several respects. The amendments to the certificate of incorporation included:

•	a change of the name from ACP Holding Company to Neenah Enterprises, Inc.;

•	a reverse stock split in which each five of the outstanding shares of NEI’s common stock were converted into one share of new common stock, with corresponding adjustments to NEI’s outstanding warrants to purchase shares of NEI’s common stock;

•	a change of NEI’s authorized capital stock to 36 million shares, consisting of 35 million shares of common stock and one million shares of preferred stock, with the preferred stock having such rights and being issuable in one or more series as determined by the board of directors;

•	a provision that NEI’s board of directors will consist of no less than three nor more than nine directors (prior to the recapitalization the bylaws provided for a board of between two and seven directors) as fixed from time to time by a resolution approved by the vote of a majority of the directors then in office at a meeting at which a quorum is present, plus any directors that may be elected pursuant to the terms of any preferred stock that may be issued and outstanding from time to time; and

•	a prohibition of NEI stockholder action by written consent in lieu of a meeting and a requirement that special meetings of stockholders can be called only by the board of directors or the chairman of the board or upon the written request of stockholders owning not less than 50% of the outstanding shares of common stock.

In addition, the bylaw amendments included a requirement that NEI receive advance notice and other specified information regarding any nominees for director and any other business to be brought before a stockholders’ meeting by any stockholder.

PART I

Item 1.	Business

As used in this report, except as the context otherwise requires, the terms “NEI,” “Company,” “we,” “our,” “ours,” and “us” refers to Neenah Enterprises, Inc. (formerly ACP Holding Company) and its direct and indirect subsidiaries, collectively and individually, as appropriate from the context. Except as the context otherwise requires, “Neenah” refers to our indirect subsidiary, Neenah Foundry Company, and its wholly-owned subsidiaries, Deeter Foundry, Inc. (“Deeter”), Mercer Forge Corporation (“Mercer”), Dalton Corporation (“Dalton”), Advanced Cast Products, Inc. (“Advanced Cast Products”), Gregg Industries, Inc. (“Gregg”), Neenah Transport, Inc. (“Transport”), Morgan’s Welding, Inc. (“Morgan’s”), and Cast Alloys, Inc. (“Cast Alloys”), which is inactive, and their respective subsidiaries. On December 5, 2008, the Company’s Board of Directors approved the closure of the Company’s Kendallville Manufacturing Facility. The Company expects that the plant, which is located in Kendallville, Indiana, will continue to operate through early March 2009. “NFC” refers to NFC Castings, Inc., which is a wholly owned subsidiary of NEI and the parent of Neenah. NEI does not have any material assets or liabilities other than its indirect ownership of Neenah and Neenah’s subsidiaries. Neenah and Neenah’s subsidiaries (rather than NEI) are obligors or guarantors under our bank credit agreement and outstanding notes. Our fiscal year ends on September 30.

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

We have been able to achieve significant market shares in the major markets we serve. Each of our 11 manufacturing or machining facilities has unique capabilities to effectively serve our market niches.

We believe that the following factors have contributed to our success.

•	Leadership position in a relatively stable municipal market. We are one of the leading suppliers of castings to the domestic municipal products market and, we believe, one of only two national suppliers, with approximately 15,000 customers in all 50 states and over 6,000 part numbers shipped every year. Approximately 40% of the individual part numbers we shipped last year for the municipal market were in quantities of fewer than 10 pieces, which we believe creates a significant barrier to entry. We also believe that we are the only manufacturer that has invested in the unique patterns required to make many of these specific products, resulting in significant barriers to entry.

•	Significant customer dependence on Neenah. The patterns for municipal products seldom become obsolete and have been developed to various state and municipality specifications. These patterns are 100% owned by Neenah. As a market leader, our municipal castings are often specified as the standard in municipal contracts. Although the patterns for industrial castings are owned by the customer and not the foundry, industrial patterns are not readily transferable to other foundries without, in most cases, significant additional investment. We estimate that we have historically retained throughout the product life cycle over 95% of the patterns that we have been awarded. We believe we have the only tooling for a significant majority of our industrial products by net sales.

•	Large and experienced sales and marketing force. Neenah has one of the largest sales and marketing forces serving the U.S. heavy municipal end-user market. We also employ a dedicated industrial casting sales force consolidated across all facilities. Our sales force supports ongoing customer relationships, and works with customers’ engineers and procurement representatives as well as our own engineers, manufacturing management and quality assurance representatives throughout all stages of the production process to ensure that the final product consistently meets or exceeds the specifications of our customers. This team approach, consisting of sales, marketing, manufacturing, engineering and quality assurance efforts, is an integral part of our marketing strategy. In addition, our 15 distribution and sales centers around the U.S. provide our municipal products customers with readily available castings to meet their needs.

•	Focused manufacturing facilities with an emphasis on quality and implementation of lean manufacturing concepts. We operate 11 focused manufacturing and/or machining facilities in six states. We focus our facilities on the specific markets and market segments that they are best suited to serve, creating what we believe to be an efficient process flow which enables us to provide superior products to each of our chosen markets. We continuously focus on productivity gains by improving upon the individual steps of the casting process, which enables us to produce castings in low and medium volume quantities on high volume, cost-effective molding equipment. With a major focus on implementing lean manufacturing and Six Sigma, we are continuously striving for improvement of operations and personnel, emphasizing defect prevention, safety and the reduction of variation and waste in all areas.

•	Value-added machining capabilities. Through our four machining facilities, we are able to deliver a machined product to many of our customers, allowing us to capture a greater share of the value chain. The casting machining process can contribute significantly to the value of the end-product, in particular in certain custom situations where high-value specialized machining is required. We continually evaluate opportunities to increase our value-added machining services.

•	Experienced and well-respected senior management team. Our senior management team provides a depth and continuity of experience in the casting industry.

Background

Our business was founded in 1872 and operated for 125 years by the founding family. In 1997, Neenah Corporation (Neenah’s parent holding company at that time) was acquired by NFC, a wholly owned subsidiary of NEI. A short time later Neenah Foundry Company merged with and into Neenah Corporation and the surviving company changed its name to Neenah Foundry Company.

In 1998, Neenah acquired all the capital stock of Deeter, Mercer and Dalton. NEI already owned Advanced Cast Products prior to the time NEI acquired its interest in Neenah. In 1999, Neenah acquired Gregg. On August 5, 2008, Neenah acquired Morgan’s.

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

Morgan’s fabricates steel frames and grates for the municipal market.

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

Beginning in May 2000, we took aggressive steps to offset the impact of the decline in sales and earnings and improve cash flow in the difficult market environment, including an executive management change, sales of non-core assets, a reduction in our labor force, a slowdown in capital expenditures, and selected price increases. Despite these steps, the credit rating agencies began to downgrade Neenah’s outstanding debt obligations in early 2000. On July 1, 2003, we launched a pre-petition solicitation of acceptances with respect to an alternative joint plan of reorganization that was ultimately approved. On August 5, 2003, NEI, Neenah and all of our other wholly-owned domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. By order dated September 26, 2003, the Bankruptcy Court confirmed our Plan of Reorganization and the Plan of Reorganization became effective on October 8, 2003. The Plan of Reorganization allowed us to emerge from bankruptcy with an improved capital structure and, because we had arranged to continue paying our trade debt on a timely basis during the pendency of the Chapter 11 case, at the time of emergence, we had sufficient trade credit to continue operations in the ordinary course of business.

On July 29, 2005, NEI and Neenah announced that an investment banking firm had been engaged to assist in exploring the potential sale or merger of Neenah or NEI or a significant portion of their assets or capital stock. On November 29, 2005, we announced that our board of directors, which was also the board of directors of Neenah, had unanimously voted to end the sale or merger process and turn our focus to successfully implementing our business plan.

On May 25, 2006, we experienced a change of control when Tontine Capital Partners, L.P. (“TCP”) became the beneficial owner of a majority of the outstanding shares, on a fully-diluted basis, of NEI. As a result of subsequent transactions, as of September 30, 2008, TCP and an affiliate, Tontine Capital Overseas Master Fund, L.P. (“TCO” and, together with TCP, “Tontine”) beneficially owned, in the aggregate, 9,550,697 shares of NEI common stock, representing approximately 58% of all shares outstanding of NEI on a fully-diluted basis and approximately 65% of the 14,625,326 shares then actually outstanding.

On November 10, 2008, Tontine announced its intention to begin to explore alternatives for the disposition of their holdings in NEI and Neenah. The timing, manner and aggregate amount of any such dispositions is unknown at this time and may have a substantial effect on the future capital structure and operations of the Company.

Industry Overview

There are approximately 2,200 independent foundries in the United States with 80% of them employing fewer than 100 employees. Only a small portion competes regularly with us, along with a number of foreign foundries. The iron foundry industry has gone through significant consolidation over the past 20 years, which has resulted in a significant reduction in the number of foundries and a rise in the share of production by the remaining foundries. We have gained business as a result of ongoing consolidation. Metal casting has historically been a cyclical industry with performance generally correlated with overall economic conditions and also directly affected by government (including environmental) regulation, foreign imports, and energy costs.

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

•	Continued penetration of core markets. We seek to optimize our competitive position in heavy municipal and industrial castings through separate strategies tailored to the specific needs of each business. We expect to grow and leverage the strength and stability of the municipal business by continuing to expand our participation in markets already served and by augmenting our cost competitive capacity through the installation of a new state-of-the-art mold line for larger, low volume castings, which we expect will enhance production efficiencies, increase capacity and provide expanded molding capabilities. We intend to further develop selected areas of the industrial business, such as construction and agricultural products, and further our relationships with existing customers through production of more complex industrial castings, while seeking out selected new customers. Additionally, industry consolidation has resulted in a significant reduction in the number of foundries and a rise in the share of production by the remaining foundries. We continue to capitalize on on-going consolidation by taking advantage of opportunities created by the closing of weak, inefficient foundries.

•	Deepen and expand customer relationships. We focus on creating close working relationships with our customers by developing multiple points of contact throughout their organizations. In addition to supporting on-going customer relationships, our sales force also works with customers’ engineers and procurement representatives as well as with our own engineers, manufacturing managers and quality assurance representatives throughout all stages of the production process to ensure that the final product consistently meets or exceeds the specifications of our customers. Since we are the sole-source supplier for the majority of the products that we provide to our industrial customers, we intend to expand those relationships by continuing to participate in the development and production of more complex industrial castings, while seeking out selected new customers who would value our capabilities and performance reputation, technical ability and high level of quality and service.

•	Value-added focus. Our ability to provide value-added machining enhances the value of the products we produce and is a competitive advantage as it positions us as a vital link in each customer’s supply chain by providing customers with a single source alternative that reduces supply chain costs and shortens lead times. Customers are increasingly requesting that foundries supply machined components as it reduces handling as well as their cost to process. We focus on value-added precision machined components involving highly specialized and complex processes and, in some cases, difficult to machine materials. We are currently working to further increase our market position by expanding our value-adding machining capacity and our austempered ductile iron capabilities.

•	Continuous efficiency gains and cost reductions. We continually seek ways to reduce our operating costs and increase our manufacturing productivity. To further this objective, we have undertaken the following:

•	Installation of a new mold line at Neenah. We recently completed the installation phase of a $54 million capital project to replace a 40-year-old mold line at the Neenah facility. This new state-of-the-art mold line is expected to significantly enhance operating efficiencies, increase capacity and provide expanded molding capabilities for the municipal and industrial product lines. Start-up operations began on schedule during the third quarter of fiscal 2008. The second phase of the project includes enhanced core-making capabilities and the inclusion of ductile iron capacity. At September 30, 2008, the Company had expended $49.4 million and an additional $4.7 million of expenditures are necessary to complete the second phase of the new mold line project. The remaining portion of the project is needed to fully utilize the machine’s capabilities. We are currently monitoring the feasibility of making the remaining expenditures necessary to complete the second phase of the project in light of the current trends impacting our business. We believe this new mold line will substantially improve our cost position on selected new and existing municipal parts, will substantially increase our capacity and molding capabilities, and will be one of the most capable mold lines for parts of this nature in North America.

•	Fully integrate lean manufacturing concepts. We have incorporated and expect to continue to incorporate efficiencies in our operations through the implementation of lean manufacturing.

•	Centralized procurement of major raw materials and certain services through our head office in order to generate purchasing economies of scale. We work closely with companies that are cost competitive and with which we have long-term relationships, providing us with competitive pricing and helping to assure us supply when raw material availability is limited.

•	Pursue selected acquisitions and internal growth opportunities. We will continue to evaluate and may pursue selected acquisition and internal growth opportunities to enhance our position in our existing markets or to provide access to new markets and/or capabilities.

Business Segments — Overview

We have two reportable segments, castings and forgings. The castings segment manufactures and sells various grades of gray and ductile iron castings for the heavy municipal and industrial markets, while the forgings segment manufactures and sells steel forged components for the industrial market. The segments were determined based upon the production process utilized and the type of product manufactured. Approximately 90% of our net sales for fiscal 2008 was derived from our castings segment, with approximately 8% from our forgings segment.

Financial information about our reportable segments and geographic areas is contained in Note 12 in the Notes to Consolidated Financial Statements.

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

During the over 70 years that we have manufactured municipal products, we have emphasized servicing specific market needs and believe that we have built a strong reputation for customer service. We believe that we are one of the leaders in U.S. heavy municipal casting production and that we have strong name recognition. We have one of the largest sales and marketing forces of any foundry serving the heavy municipal market. Our dedicated sales force works out of regional sales offices and distribution yards to market municipal castings to contractors and state and local governmental entities throughout the United States. We operate 15 regional distribution and sales centers throughout the United States. We believe that this regional approach enhances our vast knowledge of local specifications and our leadership position in the heavy municipal market.

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

We employ a dedicated industrial casting sales force consolidated across all facilities with a central repository for quote follow through. Our sales force supports ongoing customer relationships and work with customers’ engineers and procurement representatives as well as our own engineers, manufacturing management and quality assurance representatives throughout all stages of the production process to ensure that the final product consistently meets or exceeds the specifications of our customers. This team approach, consisting of sales, marketing, manufacturing, engineering and quality assurance efforts, is an integral part of our marketing strategy.

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

Raw Materials

The primary raw materials we use to manufacture ductile and gray iron castings are steel scrap, pig iron, metallurgical coke and sand (core sand and molding sand). While there are multiple suppliers for each of these commodities, we have generally elected to maintain single-source arrangements with our suppliers for most of these major raw materials. Due to long standing relationships with each of our suppliers, we believe that we will continue to be able to secure the proper amount and type of raw materials in the quantities required and at competitive prices, even when raw materials are in short supply. Our major supplier of metallurgical coke, a key raw material used in our iron melting process, ceased coking production and operations at its plant in May, 2007. We have secured other alternatives to ensure coke supply to our foundries. Increases in price or interruptions in the availability of coke could reduce our profits. See Item 1A, “Risk Factors — Increases in the price or interruptions in the availability of raw materials could reduce our profits.”

During fiscal 2008, we experienced significant increases in the cost of steel scrap used in our manufacturing process. From December 2007 to July 2008, the cost of steel scrap (measured by quoted prices for shredded steel by Iron Age publication for the Chicago market) rose $313 per ton and then decreased $218 per ton from July 2008 to September 2008. The cost of steel scrap has decreased by $136 per ton from September 2008 to December 2008. Of all the varying costs of raw materials, fluctuations in the cost of steel scrap impact our business the most. The cost for steel scrap is subject to market forces that are unpredictable and largely beyond our control, including demand by U.S. and international industries, freight costs and speculation. Although we have surcharge arrangements with our industrial customers that enable us to adjust industrial casting prices to reflect steel scrap cost fluctuations, these adjustments have historically lagged behind the current cost of steel scrap during periods of rapidly rising or falling steel scrap costs because these adjustments were generally based on average market costs for prior periods. We have made changes to our surcharge procedures with our industrial customers in an attempt to recover scrap cost increases on a more real time basis. We have historically recovered steel scrap cost increases for municipal products through periodic price increases. However, increases in steel scrap costs in fiscal 2008 forced us to institute price increases coupled with a surcharge on our municipal casting products. Our ability to recover steel scrap increases from our customers determines the extent of the adverse effect they have on our business, financial condition and results of operations.

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

Employees

As of September 30, 2008, we had 2,626 full time employees, of whom 2,108 were hourly employees and 518 were salaried employees. Approximately 81% of our hourly employees are represented by unions. Nearly all of the hourly employees at Neenah, Dalton, Advanced Cast Products and Mercer are members of either the United Steelworkers of America or the Glass, Molders, Pottery, Plastics and Allied Workers International Union. A collective bargaining agreement is negotiated every two to five years. The material agreements expire as follows: Neenah, December 2011; Dalton-Warsaw, April 2013; Dalton-Kendallville, June 2009; Advanced Cast Products-Meadville, October 2010; and Mercer, June 2012. All employees at Deeter, Gregg, and Morgan’s are non-union. We believe that we have a good relationship with our employees.

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

On November 12, 2008, Neenah and its indirect parent, NEI (collectively, the “Company”) announced that the Company’s wholly owned subsidiary, Gregg Industries, Inc. (“Gregg”), entered into a settlement agreement and release on November 5, 2008 with the California South Coast Air Quality Management District regarding outstanding notices of violation for odor complaints. Pursuant to the settlement agreement and release, Gregg has, among other things, agreed to implement a supplemental environmental project (“SEP”) at the Gregg facility at a cost of $4.7 million. All outstanding notices of violations have been fully discharged and all Hearing Board cases have been dismissed.

From June to October, 2008, Dalton received three Notices of Violation (NOV’s) from the Indiana Department of Environmental Management (IDEM). One of the NOV’s related to monitoring and recordkeeping deviations in Title V air permit requirements and the other two NOV’s related to alleged violations at Dalton’s restricted waste landfill sites. Dalton is working with IDEM to resolve the NOV’s. The Company has accrued $0.3 million at September 30, 2008 for possible penalties and other costs related to the NOV’s.

Certain areas of the Lower Fox River System in Wisconsin have been designated for remedial activities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) due to PCB contamination. Neenah operates a facility near this area. With respect to the Fox River PCB site, Appleton Papers Inc. (“API”) and NCR Corporation (“NCR”) commenced an action in U.S. District Court for the Eastern District of Wisconsin on January 7, 2008 seeking to allocate among all responsible parties the equitable shares of response costs and natural resources damages associated with the environmental contamination of the Fox River. API and NCR indicated that they believe that other parties, including Neenah, should participate in the funding of this work because they allegedly contributed to the environmental contamination and are responsible parties. Accordingly, in a letter dated March 12, 2008, API and NCR notified Neenah that they were thereby terminating the 2004 tolling and standstill agreement among Neenah, NCR, API, and Arjo Wiggins Appleton Ltd., with the intent of adding Neenah as a party to the referenced litigation. On April 14, 2008, Neenah was served with a third amended complaint and joined as a defendant in the pending lawsuit brought by plaintiffs API and NCR. Plaintiffs make claims against Neenah (and other defendants) for response costs allegedly incurred by plaintiffs, contribution, and declaratory relief. Various case management dates have been set through December, 2009. The Company asserted factual and legal defenses to these claims, and the Company has filed counterclaims against plaintiffs for breach of contract (tolling agreement) and for common law and statutory contribution and indemnity. The Company is also exploring the possibility of reimbursement of certain expenses and defense costs incurred relating to the case from its liability insurance carriers. There have been no amounts accrued for potential liability in this case as of September 30, 2008.

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

Under the Federal Clean Air Act Amendments of 1990, the Environmental Protection Agency is directed to establish maximum achievable control technology (MACT) standards for certain industrial operations that are major sources of hazardous air pollutants. The iron foundry industry was required to comply with the MACT requirements by April 23, 2007. Our Neenah foundry and both Dalton foundries are subject to this requirement (due to their size). Our Dalton facilities received one-year extensions, which required them to be in compliance by April 23, 2008. The capital expenditures necessary to bring these three facilities into compliance with MACT requirements were made and our facilities demonstrated MACT compliance by the applicable deadline.

The Clean Water Act requires point dischargers to obtain storm water discharge permits. In Wisconsin, Neenah is covered by the state’s General Permit to Discharge Storm Water Associated with Industrial Activity. The Wisconsin Department of Natural Resources, which is authorized to administer the storm water program, has adopted new benchmark values for various storm water contaminants. In fiscal year 2008, Neenah completed a $1.5 million project for storm water treatment devices that have allowed it to achieve compliance with the new benchmarks.

Intellectual Property

We have registered, or are in the process of registering, various trademarks and service marks with the U.S. Patent and Trademark Office. Our business is not substantially dependent on any single or group of related patents, trademarks, copyrights or licenses.

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

A few large customers generate a significant amount of our net sales.

•	Sales to our largest customer and suppliers of that customer accounted for approximately 9% of our total net sales for the fiscal year ended September 30, 2008.

•	Sales to our top five customers and suppliers of those customers accounted for approximately 26% of our total net sales for the fiscal year ended September 30, 2008.

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

The global economy is currently experiencing a significant and widespread downturn. The U.S. economy has entered a recession, which has negatively impacted our sales volumes in all markets. In addition, customers of ours, such as municipalities, have been reducing their expenditures for heavy municipal products in anticipation of lower tax revenues. We cannot provide any assurance that the global economic downturn will not continue or become more severe. If the global economic downturn continues or becomes more severe, then there could be a further material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Our Company has historically experienced industry cyclicality in most of our industrial markets, including the truck and farm equipment markets. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. These major markets will likely continue to experience such fluctuations. A downturn in one or more of these markets reduces demand for, and prices of, our products. Such a downturn in one or more of these major markets has a significant negative impact on sales of our products, which lowers our profitability, cash flows, and ability to service our indebtedness. Historically, our heavy municipal business has been less cyclical than our industrial markets. We have historically experienced some cyclicality in the heavy municipal market as sales of municipal products are influenced by, among other things, public spending and the state of the new housing market. We experienced such a downturn in several of these markets for the years ended September 30, 2008 and 2007, which adversely impacted our sales, profitability and cash flows.

Due to new emissions standards that took effect on January 1, 2007, heavy-duty truck production declined significantly beginning early in calendar 2007, as many customers accelerated purchases to 2006, artificially increasing 2006 sales in the heavy-duty truck market. Additional emissions regulations are scheduled to take effect in calendar 2010, which may have a similar effect of accelerating sales to fiscal 2009. In addition, housing starts continued to decline in calendar 2008, reflecting softness in the overall housing sector. As a result, we experienced a decline in our sales into these end-markets which adversely impacted our profitability and cash flows.

We may be adversely affected by the current economic environment.

As a result of the credit market crisis (including uncertainties with respect to financial institutions and the global capital markets), depressed equity markets across the globe and other macro-economic challenges currently affecting the economy of the U.S. and other parts of the world, customers or vendors may seek to significantly and quickly increase their prices or reduce their output. If our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current and/or potential customers to pay us for our products will adversely affect our profitability and cash flow. If economic conditions in the U.S. and other key markets deteriorate further or do not show improvement, we may experience material adverse impacts to our financial condition, profitability and/or cash flows. Additionally, if these economic conditions persist, our intangible assets at various businesses may become impaired.

The terms of Neenah’s debt impose restrictions on us that may affect our ability to successfully operate our business. In addition, we may violate applicable financial covenants in our debt agreements if the unused availability under our 2006 Credit Facility falls below $15.0 million.

Neenah’s 2006 Credit Facility and the indentures governing the 9 1/2% Notes and the 12 1/2% Notes contain covenants that limit our actions. These covenants could materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our best interests. The covenants limit our ability to, among other things:

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

Additionally, upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all of the outstanding 9 1/2% Notes and all of the outstanding 12 1/2% Notes at 101% of their principal amount plus accrued and unpaid interest. Tontine’s disposition of their holdings in NEI could result in such a change of control event. See “Our controlling stockholder may have interests that differ from the interests of other investors” below for a discussion regarding Tontine’s intention to begin to explore alternatives for the disposition of their holdings in NEI and Neenah. The source of funds for any such purchase of notes will be our available cash generated from operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the notes upon a change of control because we may not have sufficient financial resources to purchase all of the notes that are tendered upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase the notes. Our failure to repurchase the notes upon a change of control would cause a default under the indentures governing the notes and a cross-default under the 2006 Credit Facility. The 2006 Credit Facility provides that a change of control will be a default that permits lenders to accelerate the maturity of borrowings thereunder. Any of our future debt agreements may contain similar provisions.

Neenah’s 2006 Credit Facility also contains “springing” financial covenants that require us to satisfy a trailing four quarter minimum interest coverage ratio of 2.0x (through the fiscal quarter ending December 31, 2008) or a trailing four quarter minimum fixed charge coverage ratio of 1.0x (commencing with the fiscal quarter ending March 31, 2009) if our unused availability is less than $15.0 million for any period of three consecutive business days during a fiscal quarter. As of September 30, 2008, our unused availability was $50.3 million, or $35.3 million in excess of the $15.0 million threshold, and it did not fall below $15.0 million during the quarter then ended; consequently, the minimum interest coverage ratio was not applicable. However, had we been required to calculate the minimum interest coverage ratio for the twelve month period ended September, 30, 2008, we would have not satisfied the required ratio. Our ability to comply with applicable covenants and requirements may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. The recent trends impacting our performance, including a decline in our sales volumes in all markets, and the overall decline in the credit markets and ensuing economic uncertainty have put additional pressure on our ability to maintain unused availability in excess of $15.0 million on the 2006 Credit Facility as well as meet the relevant financial ratio if applicable. These downward trends are expected to continue to adversely affect our financial results for the remainder of fiscal 2009. Depending on the severity, duration and timing of the impact of these trends, we may need to work with our lenders to modify certain provisions of the 2006 Credit Facility relating to calculations of availability under the facility and the potential applicability of the relevant financial covenant under the 2006 Credit Facility, or seek to obtain a waiver of, or amend our financial covenants in the near future. A breach of these covenants could result in a default under the indenture governing the 9 1/2% Notes, under the 12 1/2% Notes and/or the 2006 Credit Facility. If there were an event of default under the indenture for the 9 1/2% Notes, under the 12 1/2% Notes and/or the 2006 Credit Facility, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately and the lenders under the 2006 Credit Facility could terminate their commitments to lend. We cannot assure investors that our assets or cash flow will be sufficient to repay borrowings under the outstanding debt instruments in the event of a default thereunder.

Availability of net operating losses may be reduced by a change in control.

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Tontine’s disposition of their holdings in NEI could result in such a change in ownership. In addition a change in ownership could occur resulting from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382.

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

Increases in the price or interruptions in the availability of raw materials could reduce our profits.

The costs and availability of raw materials represent significant factors in the operations of our business. As a result of domestic and international events, the prices and availability of our key raw materials fluctuate. We have single-source, just-in-time arrangements with many of our suppliers for the major raw materials that we use. If a single-source supplier were to become unable or unwilling to furnish us with essential materials for any reason, our ability to manufacture some of our products could be impaired. Potential causes of such interruptions could include, among others, any casualty, labor unrest, or regulatory problems of the supplier, or a change in ownership of a supplier leading to subsequent business decisions that do not align with our own business interests. Also, the failure of these single-source arrangements to result in the most highly competitive prices for raw materials could increase our cost of sales and lower our profit. If our raw material costs increase, we may not be able to pass these higher costs on to our customers in full or at all. Our major supplier of metallurgical coke, a key raw material used in our iron melting process, ceased coking production and operations at its plant in May, 2007. We have secured other alternatives to ensure coke supply to our foundries. Increases in price or interruptions in the availability of coke could reduce our profits.

During fiscal 2008, we experienced significant increases in the cost of steel scrap used in our manufacturing process. From December 2007 to July 2008, the cost of steel scrap (measured by quoted prices for shredded steel by Iron Age publication for the Chicago market) rose $313 per ton and then decreased $218 per ton from July 2008 to September 2008. The cost of steel scrap has decreased by $136 per ton from September 2008 to December 2008. Of all the varying costs of raw materials, fluctuations in the cost of steel scrap impact our business the most. The cost for steel scrap is subject to market forces that are unpredictable and largely beyond our control, including demand by U.S. and international industries, freight costs and speculation. Although we have surcharge arrangements with our industrial customers that enable us to adjust industrial casting prices to reflect steel scrap cost fluctuations, these adjustments have historically lagged behind the current cost of steel scrap during periods of rapidly rising or falling steel scrap costs because these adjustments were generally based on average market costs for prior periods. We have made changes to our surcharge procedures with our industrial customers in an attempt to recover scrap cost increases on a more real time basis. We have historically recovered steel scrap cost increases for municipal products through periodic price increases. However, increases in steel scrap costs in fiscal 2008 forced us to institute price increases coupled with a surcharge on our municipal casting products. Our ability to recover steel scrap increases from our customers determines the extent of the adverse effect they have on our business, financial condition and results of operations.

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

As of September 30, 2008, approximately 80% of our workforce consisted of hourly employees, and of those approximately 81% are represented by unions. Nearly all of the hourly employees at Neenah, Dalton, Advanced Cast Products and Mercer are members of either the United Steelworkers of America or the Glass, Molders, Pottery, Plastics and Allied Workers International Union. As a result, we could experience work stoppages or other labor disruptions. If this were to occur, we may not be able to satisfy our customers’ orders on a timely basis.

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

We estimate that our aggregate capital expenditures and debt service requirements in fiscal 2009 will include the following:

•	approximately $8.3 million primarily for necessary maintenance capital expenditures and selected strategic capital investments required to maintain optimum operating efficiencies, not including the new mold line described elsewhere herein;

•	approximately $4.7 million for the second phase of Neenah’s new mold line (the remaining portion of the total cost of approximately $54 million); and

•	up to approximately $30.8 million for debt service on Neenah’s 9 1/2% Senior Secured Notes due 2017 (the “9 1/2% Notes”) and Neenah’s 12 1/2% Senior Subordinated Notes due 2013 (the “12 1/2% Notes”) plus any additional interest expense from amounts outstanding under Neenah’s $110 million revolving loan and security agreement (the “2006 Credit Facility”) and less any interest on the 12 1/2% Notes that may be deferred in accordance with their terms.

In addition, we will require funds for general corporate expenses, other expenses (including pension funding discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations”), certain environmental capital expenditures and for working capital needs. However, we are currently monitoring the feasibility of making the remaining expenditures necessary to complete the second phase of the new mold line project, as well as certain other capital expenditures, in light of the current trends impacting our business.

On December 29, 2006, we closed on the refinancing transactions described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Refinancing Transactions.” We may choose to meet any additional financial needs by borrowing additional funds under the 2006 Credit Facility or from other sources. On July 17, 2008, Neenah utilized an accordion feature of the 2006 Credit Facility, which increased the maximum amount of financing available under the facility from $100 million to $110 million. As of September 30, 2008, we had approximately $59.7 million outstanding and approximately $50.3 million of unused availability under Neenah’s 2006 Credit Facility. Our ability to issue debt securities, borrow funds from additional lenders and participate in vendor financing programs are restricted under the terms of the 2006 Credit Facility, the indenture governing Neenah’s 9 1/2% Notes and Neenah’s 12 1/2% Notes. Furthermore, the lenders may not waive these restrictions if additional financing is needed beyond that which is currently permitted.

We may not achieve the expected benefits of Neenah’s new mold line on a timely basis or at all.

As part of our business strategy, we recently completed the installation phase of a $54 million capital project to replace a 40-year-old mold line at the Neenah facility. The new mold line became operational during the summer of 2008. The total cost incurred as of September 30, 2008 is $49.4 million. The project is expected to stay on budget and an additional $4.7 million of expenditures are necessary to complete the second phase of the new mold line project. We are currently monitoring the feasibility of making the remaining expenditures necessary to complete the second phase of the project in light of the current trends impacting our business. Similar to other large capital expenditure projects, we are at risk to many factors beyond our control that may prevent or hinder our implementation of the new mold line or lead to cost overruns, including new or more expensive obligations to comply with environmental regulations, technical or mechanical problems, construction delays, shortages of equipment, materials or skilled labor, lack of available capital and other factors. Even if we effectively implement this project, we may not be able to capitalize on the additional capacity the mold line will provide, which may result in sales or profitability at lower levels than anticipated. Failure to successfully implement this business strategy on a timely basis or at all may adversely affect our business prospects and results of operations.

If we are unable to integrate acquired businesses, that may adversely affect operations.

As part of our business strategy, we will continue to evaluate and may pursue selected acquisition opportunities that we believe may provide us with certain operating and financial benefits. On August 5, 2008, Neenah acquired Morgan’s Welding, a fabricator of metal frames and grates for the municipal markets. This acquisition, along with any future acquisitions, requires integration into Neenah’s existing business with respect to administrative, financial, sales and marketing, manufacturing and other functions to realize benefits. If we are unable to successfully integrate Morgan’s or future acquisitions, we may not realize the benefits identified in our due diligence process, and our financial results may be negatively impacted. Additionally, significant unexpected liabilities may arise after completion of this or future acquisitions.

Our controlling stockholders may have interests that differ from the interests of other investors.

A majority of our outstanding stock on both an actual and a fully-diluted basis is owned by two affiliated investment funds, Tontine Capital Partners, L.P. (“TCP”) and Tontine Capital Overseas Master Fund, L.P. (“TCO” and, together with TCP, “Tontine”). As a result, Tontine, directly or indirectly, has the power to control our affairs, including the election of directors who in turn appoint management. Tontine controls any action requiring the approval of stockholders, including adoption of amendments to our corporate charter and approval of a merger or sale of all or substantially all assets. The interests of Tontine may not in all cases be aligned with the interests of other investors. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Tontine may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. On November 10, 2008, Tontine announced its intention to begin to explore alternatives for the disposition of their holdings in NEI and Neenah. The timing, manner and aggregate amount of any such dispositions is unknown at this time and may have a substantial effect on the future capital structure and operations of the Company.

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

We have a significant amount of indebtedness. At September 30, 2008, Neenah and its subsidiaries had approximately $225.5 million of secured indebtedness outstanding consisting of approximately $0.5 million of capital lease obligations and $225.0 million of 9 1/2% Notes. Neenah also had $75.0 million of 12 1/2% Notes outstanding (which are unsecured senior subordinated notes). In addition, at September 30, 2008, Neenah had approximately $59.7 million of secured borrowings outstanding under the 2006 Credit Facility and had unused availability of $50.3 million. We expect to further increase our overall debt during the next 6 months to fund capital expenditures and working capital requirements during the traditionally slower time of year for municipal markets.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the indenture governing Neenah’s 9 1/2% Notes, Neenah’s 12 1/2% Notes and Neenah’s 2006 Credit Facility do not fully prohibit us or our subsidiaries from doing so. In addition, subject to covenant compliance and certain conditions, Neenah’s 2006 Credit Facility would have permitted additional borrowings as of September 30, 2008. If new indebtedness is added to the current debt levels of Neenah and our other subsidiaries, the related risks that we and they now face could intensify.

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

Recent market trends may require additional funding for our pension plans.

We have several non-contributory defined benefit pension plans that cover most of our hourly employees. The funding policy for these plans is to contribute annually at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations. The assets held by these plans have recently declined in value due to the decrease in market valuations. This decline in asset value will cause a decrease in the funded status of these plans, which could require additional funding contributions to be required, absent changes to the funding laws and regulations. If significant additional funding contributions are necessary, this could have an adverse impact on our liquidity position.

Risks Relating to Our Common Stock

There is limited history of public trading for our shares and an active trading market for our common stock may not develop.

Prior to October 2007, there was no public market for our shares of common stock. We have registered our common stock under Section 12(g) of the Securities Exchange Act of 1934 and our shares of common stock are quoted on the OTC Bulletin Board. An active trading market for our shares may not develop or be sustained. Accordingly, stockholders may not be able to sell their shares quickly or at the market price if trading in our stock is not active.

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

As of December 5, 2008, we had 14,625,326 shares of common stock outstanding, and we had warrants outstanding that are exercisable for an additional 1,584,669 shares of common stock at an exercise price of $0.05 per share. As of December 5, 2008, Tontine beneficially owned 9,550,697 shares of our common stock, which represents approximately 58% of our common stock on a fully-diluted basis and approximately 65% of the shares actually outstanding. On November 10, 2008, Tontine announced its intention to begin to explore alternatives for the disposition of their holdings in NEI and Neenah. The timing, manner and aggregate amount of any dispositions by Tontine is unknown at this time and may have a substantial effect on the future capital structure and operations of the Company. In addition, one other institution owns in excess of 5% of our common stock on a fully-diluted basis. Sales of substantial amounts of our common stock by Tontine, by our other stockholders, or the perception that these sales may occur, could reduce the prevailing market prices for our common stock.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock may rely in part on whether there is research and reports that equity research analysts publish about us and our business. We do not control the opinions of these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain the following manufacturing, machining and office facilities. We own all of the facilities except Mercer’s machining facility, which we lease.

Entity	Location	Purpose	Sq. Feet

Castings Segment
Neenah Foundry Company	Neenah, WI	2 manufacturing facilities and office facility	625,000
Dalton Corporation	Warsaw, IN	Manufacturing and office facilities	375,000
	Kendallville, IN	Manufacturing facility	250,000
	Stryker, OH	Machining facility	45,000
Advanced Cast Products, Inc.	Meadville, PA	Manufacturing, machining and office facility	229,000
Deeter Foundry, Inc.	Lincoln, NE	Manufacturing and office facility	75,000
Gregg Industries, Inc.	El Monte, CA	Manufacturing, machining and office facility	200,000
Forgings Segment
Mercer Forge Corporation	Mercer, PA	Manufacturing, machining and office facility	130,000
	Wheatland, PA	Machining facility	18,000
Other Segment
Morgan’s Welding, Inc.	Myerstown, PA	Manufacturing and office facility	29,000

The principal equipment at the facilities consists of foundry equipment used to make castings, such as melting furnaces, core making machines and mold lines, including ancillary equipment needed to support a foundry operation and presses used to make forgings. We regard our plant and equipment as appropriately maintained and adequate for our needs. As part of the major capital project to install a new mold line at our Neenah location, we have added approximately 75,000 square feet of manufacturing area to the plant. In addition to the facilities described above, we operate 15 distribution and sales centers. We own seven of those properties and lease eight of them.

As discussed above, on December 5, 2008, the Company’s Board of Directors approved the closure of the Company’s Kendallville Manufacturing Facility. The Company expects that the plant, which is located in Kendallville, Indiana, will continue to operate through early March 2009.

Substantially all of our tangible and intangible assets are pledged to secure our 2006 Credit Facility and our 9 1/2% Notes. See Note 6 in the Notes to Consolidated Financial Statements in this report.

Item 3.	Legal Proceedings

From June to October, 2008, Dalton received three Notices of Violation (NOV’s) from the Indiana Department of Environmental Management (IDEM). One of the NOV’s related to monitoring and recordkeeping deviations in Title V air permit requirements and the other two NOV’s related to alleged violations at Dalton’s restricted waste landfill sites. Dalton is working with IDEM to resolve the NOV’s. The Company has accrued $0.3 million at September 30, 2008 for possible penalties and other costs related to the NOV’s.

Certain areas of the Lower Fox River System in Wisconsin have been designated for remedial activities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) due to PCB contamination. Neenah operates a facility near this area. With respect to the Fox River PCB site, Appleton Papers Inc. (“API”) and NCR Corporation (“NCR”) commenced an action in U.S. District Court for the Eastern District of Wisconsin on January 7, 2008 seeking to allocate among all responsible parties the equitable shares of response costs and natural resources damages associated with the environmental contamination of the Fox River. API and NCR indicated that they believe that other parties, including Neenah, should participate in the funding of this work because they allegedly contributed to the environmental contamination and are responsible parties. Accordingly, in a letter dated March 12, 2008, API and NCR notified Neenah that they were thereby terminating the 2004 tolling and standstill agreement among Neenah, NCR, API, and Arjo Wiggins Appleton Ltd., with the intent of adding Neenah as a party to the referenced litigation. On April 14, 2008, Neenah was served with a third amended complaint and joined as a defendant in the pending lawsuit brought by plaintiffs API and NCR. Plaintiffs make claims against Neenah (and other defendants) for response costs allegedly incurred by plaintiffs, contribution, and declaratory relief. Various case management dates have been set through December, 2009. The Company asserted factual and legal defenses to these claims, and the Company has filed counterclaims against plaintiffs for breach of contract (tolling agreement) and for common law and statutory contribution and indemnity. The Company is also exploring the possibility of reimbursement of certain expenses and defense costs incurred relating to the case from its liability insurance carriers. There have been no amounts accrued for potential liability in this case as of September 30, 2008.

Due to neighborhood complaints, we were operating the Gregg facility under the terms of an order for abatement with the California South Coast Air Quality Management District (SCAQMD). Despite being in compliance with federal and state emission laws, the order required us to comply with certain operating parameters in an effort to reduce odors. The order expired on September 20, 2007. On November 5, 2008, Gregg entered into a settlement agreement and release with the SCAQMD regarding outstanding notices of violation (NOV’s). As part of the settlement and release Gregg has agreed, among other things, to implement a supplemental environmental project to further reduce odorous and other emissions from the foundry at a cost of $4.7 million to Gregg, and in return, all outstanding NOV’s have been discharged and Hearing Board cases dismissed.

We are involved in various other claims and litigation in the normal course of business. In the judgment of management, the ultimate resolution of these matters is not likely to materially affect our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2008.

Executive Officers of the Registrant

Set forth below are the names, ages, positions and experience of our executive officers. All executive officers are appointed by the board of directors.

Name	Age	Position

Robert E. Ostendorf, Jr.	58	President and Chief Executive Officer
Jeffrey S. Jenkins	50	Corporate Vice President — Finance, Treasurer, Secretary and Chief Financial Officer
James V. Ackerman	65	Division President — Mercer Forge Corporation
John H. Andrews	63	Neenah Corporate Vice President — Manufacturing, Chief Operating Officer of Manufacturing Operations
Louis E. Fratarcangeli	58	Neenah Corporate Vice President — Industrial Products Sales
Frank Headington	59	Neenah Corporate Vice President — Technology

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

Mr. Jenkins was named as Corporate Vice President — Finance and Chief Financial Officer on November 12, 2008. Mr. Jenkins had served as Interim Chief Financial Officer since March 19, 2008. Prior to that, Mr. Jenkins served as Vice President of Operations for Deeter Foundry, Inc., a wholly-owned subsidiary of Neenah, from 1998 to 2008 and Vice President — Finance of Deeter from 1994 to 1998.

Mr. Ackerman has served as the Division President of Mercer since 2000. On August 15, 2008, Mr. Ackerman announced his intention to retire. He has agreed to stay on in his current capacity until October 31, 2009 to allow for an orderly transition of his responsibilities. Previously, Mr. Ackerman served as the Vice President/CFO of Mercer Forge since 1990. Prior to joining Mercer in 1990, Mr. Ackerman worked for Sheet Metal Coating & Litho as its Controller, Dunlop Industrial/Angus Fire Armour Corp. as its Controller and Ajax Magnethermic Corporation as its Vice President-Finance (CFO).

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

Prior to October 9, 2007, there was no public trading market for NEI’s common stock or warrants. As of October 9, 2007 shares of NEI’s common stock have been quoted on the OTC Bulletin Board under the symbol “NENA.OB”. An active trading market in NEI common stock may not develop or be sustained. There is currently no public trading market for NEI’s stock warrants. Neenah has 1,000 shares of common stock outstanding, all of which are owned by NFC Castings, Inc, a wholly owned subsidiary of NEI.

We have not declared or paid any cash dividends on NEI’s common stock, and we do not anticipate doing so in the foreseeable future. We currently intend to retain any future earnings to operate our business and finance future growth strategies. The loan covenants under Neenah’s 2006 Credit Facility, the indenture for Neenah’s 9 1/2% Notes and Neenah’s 12 1/2% Notes restrict the payment of cash dividends, with certain limited exceptions. As of December 5, 2008, there were fewer than 75 holders of record of NEI’s common stock.

As of December 5, 2008, Tontine beneficially owned 9,550,697 shares of NEI’s common stock. As of December 5, 2008, there were:

•	35,000,000 authorized shares of NEI common stock and 1,000,000 authorized shares of preferred stock, of which 14,625,326 shares of common stock and no shares of preferred stock were outstanding; and

•	outstanding warrants to purchase 1,584,669 shares of NEI common stock.

The following table sets forth the range of high and low bid quotations for NEI’s common stock for each of the periods indicated as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Bid Quotations
	High	Low

Fiscal Quarter Ended:
December 31, 2007	$6.00	$3.75
March 31, 2008	6.00	1.25
June 30, 2008	3.74	1.15
September 30, 2008	3.15	1.55

Item 6.	Selected Financial Data

The following table sets forth NEI’s selected historical consolidated financial data as of and for the years ended September 30, 2008, 2007, 2006, 2005 and 2004, which have been derived from NEI’s audited consolidated financial statements. NEI’s and Neenah’s selected financial data is identical with the exception of earnings/(loss) per share and total stockholders’ equity (deficit). The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

The information contained in the following table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and NEI’s and Neenah’s historical consolidated financial statements and related notes included elsewhere in this document.

	Fiscal Year Ended September 30,
	2008	2007	2006	2005	2004
	(In thousands)

Statement of Operations Data:
Net sales	$510,818	$483,623	$542,452	$541,772	$450,942
Cost of sales	449,773	408,904	442,558	440,818	375,124

Gross profit	61,045	74,719	99,894	100,954	75,818
Selling, general and administrative expenses	38,895	38,119	34,314	34,467	27,374
Litigation settlement	—	—	—	6,500	—
Amortization expense	7,143	7,121	7,120	7,124	7,121
Other (income) expenses	(210)	453	127	953	465

Operating income	15,217	29,026	58,333	51,910	40,858
Interest expense, net	32,390	31,344	33,327	33,406	33,363
Debt refinancing costs	—	20,429	—	—	—

Income (loss) from continuing operations before income taxes	(17,173)	(22,747)	25,006	18,504	7,495
Provision (credit) for income taxes	(5,141)	(8,819)	8,857	3,409	3,881

Income (loss) from continuing operations	(12,032)	(13,928)	16,149	15,095	3,614
Loss from discontinued operations, net of income taxes	—	—	—	—	(359)

Net income (loss)	$(12,032)	$(13,928)	$16,149	$15,095	$3,255

Earnings (Loss) Per Share:
Basic	$(0.87)	$(1.31)	$1.72	$1.71	$.45
Diluted	$(0.87)	$(1.31)	$.99	$.94	$.23
Balance Sheet Data (at end of period):
Cash and cash equivalents	$—	$—	$910	$3,484	$—
Working capital	57,647	90,507	74,061	62,979	49,927
Total assets	486,499	443,974	410,920	412,555	407,440
Total debt including capital lease obligations	360,154	318,587	265,416	271,754	283,801
Total stockholders’ equity	15,044	30,565	39,228	17,395	8,793
Other Financial Data:
Capital expenditures	44,583	48,733	17,803	17,572	12,713
Supplemental Data:
Ratio of earnings to fixed charges(1)	N/A	N/A	1.73	1.54	1.22

(1)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing fees and a portion of rental expense that management believes is representative of the interest component of rental expense. Earnings were insufficient to cover fixed charges for the years ended September 30, 2008 and 2007 by $17.2 million and $22.7 million, respectively. The ratio of earnings to fixed charges for NEI and Neenah are the same for both entities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Deferral of Interest Payment on 12 1/2% Notes.  On December 23, 2008, the Company provided notice to Tontine, as the holder of all of Neenah’s $75 million of 12 1/2% Senior Subordinated Notes due 2013 (the “12 1/2% Notes”), that Neenah is electing to defer the payment of 7 1/2% of the interest due on the 12 1/2% Notes with respect to the January 1, 2009 interest payment date (representing a deferral of an interest payment of approximately $2.8 million), as is permitted under the terms of the outstanding 12 1/2% Notes. See the description of the 12 1/2% Notes in this section under “Liquidity and Capital Resources — 12 1/2% Notes” for further information regarding the deferral of interest under the 12 1/2% Notes.

Potential Employee Reductions.  On December 9, 2008, the Company initiated compliance with the U.S. Department of Labor’s Worker Adjustment and Retraining Notification (WARN) Act, by notifying local officials and employees of the potential for production curtailments and employee reductions at the Company’s Gregg Industries, Inc. facility located in El Monte, California.

Kendallville Closure.  On December 5, 2008, the Company’s Board of Directors approved the closure of the Company’s Kendallville Manufacturing Facility. The Company expects that the plant, which is located in Kendallville, Indiana, will continue to operate through early March 2009. The decision to close the facility was made due to the pressures of an overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general.

Tontine Intentions.  On November 10, 2008, Tontine announced its intention to begin to explore alternatives for the disposition of their holdings in NEI and Neenah. The timing, manner and aggregate amount of any such dispositions is unknown at this time and may have a substantial effect on the future capital structure and operations of the Company. Additionally, as discussed above under Item 1A. Risk Factors, Tontine’s disposition of their holdings in NEI could result in a change of control event under the 2006 Credit Facility, the 9 1/2% Notes and the 12 1/2% Notes. See “Risk Factors — The terms of Neenah’s debt impose restrictions on us that may affect our ability to successfully operate our business. In addition, we may violate applicable financial covenants in our debt agreements if the unused availability under our 2006 Credit Facility falls below $15.0 million.”

Order of Abatement at Gregg Facility.  Due to neighborhood complaints, we were operating the Gregg facility under the terms of an order for abatement with the California South Coast Air Quality Management District (SCAQMD). Despite being in compliance with federal and state emission laws, the order required us to comply with certain SCAQMD operating parameters in an effort to reduce odors. Failure to operate within such criteria could have resulted in the SCAQMD terminating operations at the Gregg facility. The order expired on September 20, 2007. On November 5, 2008, Gregg entered into a settlement agreement and release with the SCAQMD regarding outstanding notices of violation (NOV’s). As part of the settlement and release Gregg has agreed, among other things, to implement a supplemental environmental project to further reduce odorous and other emissions from the foundry at a cost of $4.7 million, and in return, all outstanding NOV’s have been discharged and Hearing Board cases dismissed.

Asset Purchase.  On August 5, 2008, the Company purchased substantially all of the assets of Morgan’s Welding, Inc. (Morgan’s), a steel fabricator located in Pennsylvania, for a cash purchase price of $4.1 million. In addition, the Company incurred $0.3 million in direct costs related to the acquisition and assumed $0.6 million of current liabilities. The purchase was financed through borrowings under the existing 2006 Credit Facility. This purchase is expected to significantly improve the Company’s ability to service customers in the municipal markets in the Northeastern United States.

Increase of 2006 Credit Facility.  On July 17, 2008, we received the consent and waiver of our existing lenders to increase the maximum amount of financing available under the 2006 Credit Facility (as defined in “Refinancing Transactions” below) from $100 million to $110 million. The increase occurred in accordance with the accordion feature in the 2006 Credit Facility.

Labor Agreement at Mercer.  In June 2008, production employees at the Mercer facility agreed to a new four-year collective bargaining agreement. This new agreement expires in June 2012.

Labor Agreement at Dalton.  In April 2008, production employees at the Dalton-Warsaw facility agreed to a new five-year collective bargaining agreement. This new agreement expires in April 2013.

New Mold Line.  We recently completed the installation phase of our $54 million capital project to replace a 40-year-old mold line at the Neenah facility. This new state-of-the-art mold line is expected to significantly enhance operating efficiencies, increase capacity and provide expanded molding capabilities for the municipal and industrial product lines. Start-up operations began on schedule during the third quarter of fiscal 2008. The second phase of the project includes enhanced core-making capabilities and the inclusion of ductile iron capacity. At September 30, 2008, we had expended $49.4 million and an additional $4.7 million of expenditures are necessary to complete the second phase of the new mold line project as of such date. We are currently monitoring the feasibility of making the remaining expenditures necessary to complete the second phase of the project in light of the current trends impacting our business.

Steel Scrap Volatility.  During fiscal 2008, we experienced significant increases in the cost of steel scrap used in our manufacturing process. From December 2007 to July 2008, the cost of steel scrap (measured by quoted prices for shredded steel by Iron Age publication for the Chicago market) rose $313 per ton and then decreased $218 per ton from July 2008 to September 2008. The cost of steel scrap has decreased by $136 per ton from September 2008 to December 2008. Of all the varying costs of raw materials, fluctuations in the cost of steel scrap impact our business the most. The cost for steel scrap is subject to market forces that are unpredictable and largely beyond our control, including demand by U.S. and international industries, freight costs and speculation. Although we have surcharge arrangements with our industrial customers that enable us to adjust industrial casting prices to reflect steel scrap cost fluctuations, these adjustments have historically lagged behind the current cost of steel scrap during periods of rapidly rising or falling steel scrap costs because these adjustments were generally based on average market costs for prior periods. We have made changes to our surcharge procedures with our industrial customers in an attempt to recover scrap cost increases on a more real time basis. We have historically recovered steel scrap cost increases for municipal products through periodic price increases. However, increases in steel scrap costs have forced us to institute price increases coupled with a surcharge on our municipal casting products. Our ability to recover steel scrap increases from our customers will determine the extent of the adverse effect they will have on our business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2008 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

Net Sales.  Net sales for the year ended September 30, 2008 were $510.8 million, which was $27.2 million or 5.6% higher than the year ended September 30, 2007. Sales volume was down 7.6% but was offset by surcharge and price increases as a result of the pass through of higher metal costs to the customer. Sales to the construction and agriculture equipment market were up approximately $26.1 million for the year ended September 30, 2008 compared to the year ended September 30, 2007. Sales to the HVAC market were up approximately $8.1 million for the year ended September 30, 2008 compared to the year ended September 30, 2007. Due to new emission standards that took effect January 1, 2007, heavy-duty truck production declined significantly in calendar year 2007 (which includes the first quarter of our fiscal year 2008), as many buyers of heavy-duty trucks accelerated purchases into calendar year 2006, artificially increasing our sales to customers in the heavy-duty truck market in calendar year 2006 (which includes the first quarter of our fiscal year 2007). As a result of this and slower than expected recovery of the heavy-duty truck market, sales of heavy-duty truck products were down approximately $15.2 million for the year ended September 30, 2008 compared to the year ended September 30, 2007. Sales to other markets were up approximately $8.2 million for the year ended September 30, 2008 compared to the year ended September 30, 2007.

Cost of Sales.  Cost of sales was $449.8 million for the year ended September 30, 2008, which was $40.9 million or 10.0% higher than the year ended September 30, 2007. Cost of sales as a percentage of net sales increased to 88.1% during the year ended September 30, 2008 from 84.6% for the fiscal year ended September 30, 2007, primarily as a result of an approximately 52% increase in raw material unit costs, principally in the price of steel scrap, and the inability to spread fixed manufacturing costs over additional inventory due to lower production levels.

Gross Profit.  Gross profit was $61.0 million for the year ended September 30, 2008, which was $13.7 million or 18.3% lower than the year ended September 30, 2007. Gross profit as a percentage of net sales decreased to 11.9% during the year ended September 30, 2008 from 15.4% for the fiscal year ended September 30, 2007, primarily as a result of the increased raw material costs and a decreased ability to absorb fixed costs due to lower production levels

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the year ended September 30, 2008 were $38.9 million, an increase of $0.8 million from the $38.1 million for the year ended September 30, 2007. As a percentage of net sales, selling, general and administrative expenses decreased to 7.4% for the year ended September 30, 2008 from 7.9% for the fiscal year ended September 30, 2007. The increase was due to restructuring costs incurred as a result of salaried headcount reductions at the Company’s operating facilities partially offset by lower legal and professional fees.

Amortization of Intangible Assets.  Amortization of intangible assets was $7.1 million for each of the years ended September 30, 2008 and September 30, 2007.

Other Expenses.  Other expenses for the years ended September 30, 2008 and 2007 consist of a gain of $0.2 million and a loss of $0.5 million, respectively, for the disposal of long-lived assets in the ordinary course of business.

Operating Income.  Operating income was $15.2 million for the year ended September 30, 2008, a decrease of $13.8 million or 47.6% from the year ended September 30, 2007. As a percentage of net sales, operating income decreased from 6.0% for the year ended September 30, 2007 to 3.0% for the year ended September 30, 2008. The decrease in operating income was primarily due to the reduced sales volume and the increases in raw material costs discussed above.

Net Interest Expense.  Net interest expense was $32.4 million and $31.3 million for the years ended September 30, 2008 and 2007, respectively. The increase in interest expense was the result of an increased level of borrowing on the 2006 Credit Facility.

Debt Refinancing Costs.  The Company recorded $20.4 million of debt refinancing costs for the year ended September 30, 2007 related to the Refinancing Transactions. This amount consisted of a $12.9 million tender premium paid to repurchase Neenah’s 11% Senior Secured Notes due 2010, $5.9 million to write off the unamortized portion of discount on Neenah’s 11% Senior Secured Notes and $1.6 million to write off the unamortized portion of deferred financing costs on Neenah’s old indebtedness. There were no debt refinancing costs incurred during the year ended September 30, 2008.

Provision for Income Taxes.  The effective tax rate for years ended September 30, 2008 and 2007 was 30% and 39%, respectively. The effective tax rate for the year ended September 30, 2008 includes the favorable impact of the reversal of certain tax positions after the completion of an IRS audit.

Net Income (Loss) and Earnings (Loss) Per Share.  As a result of the items described above, the net loss was $12.0 million for the year ended September 30, 2008, compared to net loss of $13.9 million for the year ended September 30, 2007. On a diluted basis, the net loss per share was $0.87 for the year ended September 30, 2008, compared to the net loss per share of $1.31 for the year ended September 30, 2007.

FISCAL YEAR ENDED SEPTEMBER 30, 2007 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

Net Sales.  Net sales for the year ended September 30, 2007 were $483.6 million, which was $58.9 million or 10.9% lower than the year ended September 30, 2006. The decrease was primarily due to reduced shipments of municipal products, components shipped to heating, ventilation and air conditioning (HVAC) customers and heavy-duty truck components. New housing starts declined in fiscal 2007 from 2006 levels, reflecting softness in the overall housing sector. As a result of this and other related factors, sales of municipal products were down approximately $12.8 million in the year ended September 30, 2007 compared to the year ended September 30, 2006 and sales to the HVAC market are down approximately $9.2 million in the year ended September 30, 2007 compared to the year ended September 30, 2006. Also, due to new emission standards that took effect January 1, 2007, heavy-duty truck sales have declined significantly as many customers accelerated purchases in 2006, artificially increasing 2006 sales. As a result, sales of heavy-duty truck products were down approximately $26.4 million for the year ended September 30, 2007 compared to the year ended September 30, 2006. Sales to other markets, primarily automotive and light truck (including heads, blocks and motor frames) were down approximately $10.5 million for the year ended September 30, 2007 compared to the year ended September 30, 2006 due to the downturn experienced in the automotive market.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the year ended September 30, 2007 were $38.1 million, an increase of $3.8 million from the $34.3 million for the year ended September 30, 2006. As a percentage of net sales, selling, general and administrative expenses increased to 7.9% for the year ended September 30, 2007 from 6.3% for the fiscal year ended September 30, 2006. The increase in selling, general and administrative expenses is due mainly to a decrease in the rebate received from countervailing duties assessed on imported products, increased costs incurred to comply with an order of abatement at the Gregg facility, an additional $0.95 million of expense recognized for the settlement of a disputed claim from an investment bank and $0.65 million of expense for the settlement of an employment related lawsuit.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, our outstanding indebtedness consisted of Neenah’s $225.0 million of outstanding 9 1/2% Notes, $0.5 million of capital lease obligations, Neenah’s $75.0 million of outstanding 12 1/2% Notes and $59.7 million of borrowings outstanding under the 2006 Credit Facility. Our primary sources of liquidity in the future will be cash flow from operations and borrowings under Neenah’s 2006 Credit Facility. We expect that ongoing requirements for debt service, capital expenditures, including the remaining expenditures for Neenah’s new mold line, and other operating needs will be funded from these sources of funds.

2006 Credit Facility.  The 2006 Credit Facility provides for borrowings in an amount up to $100.0 million and includes a provision permitting us from time to time to request increases (subject to the lenders’ consent) in the aggregate amount by up to $10.0 million with the increases to be funded through additional commitments from existing lenders or new commitments from financial institutions acceptable to the current lenders. On July 17, 2008 Neenah requested an additional $10.0 million of availability based on this provision, which was funded through additional commitments from existing lenders, increasing the maximum amount available to $110 million. The 2006 Credit Facility matures on December 31, 2011. Outstanding borrowings bear interest at rates based on the lenders’ Base Rate, as defined in the 2006 Credit Facility, or, if Neenah so elects, at an adjusted rate based on LIBOR. Availability under the 2006 Credit Facility is subject to customary conditions and is limited by our borrowing base determined by the amount of our accounts receivable, inventory, casting patterns and core boxes. Amounts under the 2006 Credit Facility may be borrowed, repaid and reborrowed subject to the terms of the facility.

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

The 2006 Credit Facility requires Neenah to prepay outstanding principal amounts upon certain asset sales, upon certain equity offerings, and under certain other circumstances. It also requires us to observe certain customary conditions, affirmative covenants and negative covenants including “springing” financial covenants that require us to satisfy a trailing four quarter minimum interest coverage ratio of 2.0x (through the fiscal quarter ending December 31, 2008) or a trailing four quarter minimum fixed charge coverage ratio of 1.0x (commencing with the fiscal quarter ending March 31, 2009) if our unused availability is less than $15.0 million for any period of three consecutive business days during a fiscal quarter. As of September 30, 2008, our unused availability was $50.3 million, or $35.3 million in excess of the $15.0 million threshold, and it did not fall below $15.0 million during the quarter then ended; consequently, the minimum interest coverage ratio was not applicable. However, had we been required to calculate the minimum interest coverage ratio for the twelve month period ended September 30, 2008, we would have not satisfied the required ratio. At September 30, 2008, Neenah was in compliance with applicable bank covenants. Non-compliance with the covenants could result in the requirement to immediately repay all amounts outstanding under the 2006 Credit Facility and cause a cross default under our outstanding notes, which could have a material adverse effect on our results of operations, financial position and cash flow. The 2006 Credit Facility also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and certain changes of ownership or control of us, Neenah, or NFC. We are prohibited from paying dividends, with certain limited exceptions, and are restricted to a maximum yearly stock repurchase of $1.0 million.

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

12 1/2% Notes.  The $75.0 million of Neenah’s outstanding 12 1/2% Notes will mature on September 30, 2013. The 12 1/2% Notes were issued to Tontine Capital Partners, L.P. (“TCP”) in exchange for an equal principal amount of Neenah’s 13% Notes that were then held by TCP. The obligations under the 12 1/2% Notes are senior to Neenah’s subordinated unsecured indebtedness, if any, and are subordinate to the 2006 Credit Facility and the 9 1/2% Notes. Interest on the 12 1/2% Notes is payable on a semi-annual basis. Not less than five percent (500 basis points) of the interest on the 12 1/2% Notes must be paid in cash and the remainder (up to 7 1/2% or 750 basis points) of the interest may be deferred at our option. We must pay interest on any interest so deferred at a rate of 12.5% per annum. On December 23, 2008, the Company provided notice to TCP, as the holder of the 12 1/2% Notes, that Neenah is electing to defer the payment of 7 1/2% of the interest due on the 12 1/2% Notes with respect to the January 1, 2009 interest payment date. Neenah’s obligations under the 12 1/2% Notes are guaranteed on an unsecured basis by each of Neenah’s wholly owned subsidiaries. Subject to the restrictions in the 2006 Credit Facility and in the indenture for the 9 1/2% Notes, the 12 1/2% Notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice, at 100.000% of the principal amount thereof, plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a “change of control,” Neenah is required to make an offer to purchase the 12 1/2% Notes at 101.000% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The 12 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The 12 1/2% Notes also contain customary events of default typical to this type of financing, such as, (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

Under the capital structure resulting from the Refinancing Transactions, we currently have no principal amortization requirements. We have been using cash flow from operations and a portion of our unused availability under the 2006 Credit Facility to fund the new mold line described above under “Recent Developments.”

For the fiscal years ended September 30, 2008 and 2007, capital expenditures were $44.6 million and $48.7 million, respectively. The level of capital expenditures for the year ended September 30, 2008 includes $18.8 million (including capitalized interest of $1.2 million) for the new mold line at the Neenah location described above under “Recent Developments,” as well as normal capital expenditures necessary to maintain equipment and facilities. Capital expenditures for the year ended September 30, 2007 included $30.6 million (including capitalized interest of $1.0 million) for the new mold line at the Neenah location.

The net cash provided by operating activities during the year ended September 30, 2008 was $7.3 million, an increase of $2.1 million over net cash of $5.2 million provided by operating activities during the year ended September 30, 2007. The increase in cash provided by operating activities was primarily due to a decrease in the net loss of $1.9 million, partially offset by changes in working capital accounts.

Future Capital Needs.  We are significantly leveraged. Our ability to meet debt obligations will depend upon future operating performance which will be affected by many factors, some of which are beyond our control. Based on our current level of operations, we anticipate that our operating cash flows and borrowings under the 2006 Credit Facility will be sufficient to fund anticipated operational investments, including working capital and capital expenditure needs, for at least the next twelve months. However, our ability to comply with applicable covenants and requirements contained in our debt agreements may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. The recent trends impacting our performance, including a decline in our sales volumes in all markets, and the overall decline in the credit markets and ensuing economic uncertainty have put additional pressure on our ability to maintain unused availability in excess of $15.0 million on the 2006 Credit Facility as well as meet the relevant financial covenant if applicable. These downward trends are expected to continue to adversely affect our financial results for the remainder of fiscal 2009. Depending on the severity, duration and timing of the impact of these trends, we may need to work with our lenders to modify certain provisions of the 2006 Credit Facility relating to calculations of availability under the facility and the potential applicability of the relevant financial covenant under the 2006 Credit Facility, or seek to obtain a waiver of, or amend our financial covenants in the near future. If we are unable to service our debt requirements as they become due or if we are unable to maintain ongoing compliance with applicable covenants, we may be forced to adopt alternative strategies that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

The following table includes the Company’s significant contractual obligations at September 30, 2008 (in millions):

		Less Than			More Than
	Total	1 year	1-3 Years	3-5 Years	5 Years

Long-term debt	$300.0	$—	$—	$—	$300.0
Interest on long-term debt	231.0	30.8	61.5	61.5	77.2
Revolving line of credit	59.7	59.7	—	—	—
Interest and fees on revolving line of credit	2.6	2.6	—	—	—
Capital leases	0.5	0.1	0.2	0.2	—
Operating leases	4.7	1.7	2.1	0.7	0.2
New mold line commitments	4.7	4.7	—	—	—

Total contractual obligations	$603.2	$99.6	$63.8	$62.4	$377.4

As of September 30, 2008, other than the new mold line commitments listed above, which is the remaining portion budgeted for the completion of Neenah’s new mold line, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and post-retirement plans which are discussed in detail in Note 11 of the Notes to Consolidated Financial Statements. As of the most recent actuarial measurement date, the Company anticipates making $1.3 million of contributions to pension plans in fiscal 2009. Post-retirement medical claims are paid as they are submitted and are anticipated to be $0.5 million in fiscal 2009.

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

We believe that the most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the recoverability of certain assets including goodwill, other intangible assets and property, plant and equipment as well as those estimates used in the determination of reserves related to the allowance for doubtful accounts, inventory obsolescence, workers compensation, pensions and other post-retirement benefits and valuation allowances related to certain deferred tax assets. Various assumptions and other factors underlie the determination of these significant estimates. In addition to assumptions regarding general economic conditions, the process of determining significant estimates is fact-specific and accounts for such factors as historical experience, product mix and, in some cases, actuarial techniques. We constantly reevaluate these significant factors and make adjustments where facts and circumstances necessitate. Historically, our actual results have not significantly deviated from those determined using the estimates described above.

We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Defined-Benefit Pension Plans. We account for Neenah’s defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 158 “Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132(R)” (SFAS 158), which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant element in determining our pension expense in accordance with SFAS 158 is the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets will be 7.50% to 8.50%, depending on the plan. Over the long term, the rate of return on our pension plan assets has approximated these rates; therefore, we believe that our assumption of future returns is reasonable. The plan assets, however, have earned a rate of return substantially less than these rates in the last three years. Should this trend continue, our future pension expense would likely increase. At the measurement date, we determine the discount rate to be used to discount plan liabilities. We develop this rate with the assistance of our actuary using the Citigroup Pension Liability Curve and Index. The Company developed a level equivalent yield using the expected cash flows from the pension plans based on the June 30, 2008 Citigroup Pension Discount Curve and Index. This level equivalent yield was 6.84% at June 30, 2008. The Citigroup Pension Liability Curve and Index are published on the Society of Actuaries website along with a background paper on this interest rate curve. Based on these analyses, the Company has established its discount rate assumption for determination of the projected benefit obligation of the pension plans at 6.75%, based on a June 30, 2008 measurement date. Changes in discount rates over the past few years have not materially affected our pension expense. The net effect of changes in this rate, as well as other changes in actuarial assumptions and experience, has been deferred as allowed by SFAS 158.

•	Other Postretirement Benefits. Neenah provides retiree health benefits to qualified employees under an unfunded plan. We use various actuarial assumptions including the discount rate and the expected trend in health care costs and benefit obligations for our retiree health plan. We used a discount rate of 6.75% in fiscal 2008. In 2008, our assumed healthcare cost trend rate was 9.0% decreasing gradually to 5.0% in 2016 and then remaining at that level thereafter. Changes in these rates could materially affect our future operating results and net worth. A one percentage point change in the healthcare cost trend rate would have the following effect (in thousands):

	1% Increase	1% Decrease

Effect on total of service cost and interest cost	$174	$(135)
Effect on postretirement benefit obligation	1,389	(1,114)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective October 1, 2007. The adoption of FIN 48 did not have any impact on the Company.

In September 2006, the FASB issued SFAS 158 which requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the balance sheet will reflect the funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position and provide additional disclosures. On September 30, 2007, the Company adopted the provisions of SFAS 158 by recognizing the funded status of its defined benefit pension and postretirement benefit plans in the balance sheet. See Note 11 of the Notes to Consolidated Financial Statements for further discussion and disclosures of the effect of adopting SFAS 158 on the Company’s consolidated financial statements and notes thereto. In addition, the Company will be required to measure the plan assets and benefit obligations as of the date of the year-end balance sheet by September 30, 2009. The Company is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company is required to adopt SFAS 157 effective October 1, 2008. The Company does not anticipate adoption of SFAS 157 will have a significant impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt SFAS 159 effective October 1, 2008. The Company does not anticipate adoption of SFAS 159 will have a significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) replaces SFAS No. 141, “Business Combinations”, and applies to all transaction or other events in which an entity obtains control of one or more businesses and combinations achieved without the transfer of consideration. This statement is effective for fiscal years beginning on or after December 15, 2008. We do not anticipate this pronouncement will have significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 is an amendment of ARB No. 51 and applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement clarifies the definition of a noncontrolling interest, proscribes how transactions involving a noncontrolling interest are to be recorded and revises disclosure in the consolidated financial statement. This statement is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively when initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. This statement is not currently applicable to the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not currently use derivative instruments or engage in hedging activities and, therefore, this statement is not applicable to the Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for nongovernmental entities. The Company does not expect the adoption of SFAS 162 to have a material effect on its results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. Although Neenah’s 9 1/2% Notes and 12 1/2% Notes are subject to fixed interest rates, our earnings are affected by changes in short-term interest rates as a result of our borrowings under the 2006 Credit Facility. As of September 30, 2008, the Company had $59.7 million outstanding under the 2006 Credit Facility. If market interest rates for such borrowings increase or decrease by 1%, the Company’s interest expense would increase or decrease by approximately $0.6 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 8.	Financial Statements and Supplementary Data

The financial statements and schedules are listed in Part IV Item 15 of this Annual Report on Form 10-K and are incorporated by reference in this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting.  NEI’s and Neenah’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. NEI’s and Neenah’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

NEI’s and Neenah’s management, with the participation of NEI’s and Neenah’s Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of NEI’s and Neenah’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, NEI’s and Neenah’s management has concluded that, as of September 30, 2008, NEI’s and Neenah’s internal control over financial reporting was effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of NEI’s and Neenah’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by NEI’s and Neenah’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit NEI and Neenah to provide only management’s report in this annual report.

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

The information called for by Item 10 of Form 10-K with respect to directors, executive officers and the audit committee is incorporated herein by reference to such information included in NEI’s Proxy Statement for the Annual Meeting of Stockholders to be held January 28, 2009 (the “2009 Annual Meeting Proxy Statement”), under the captions “Proposal 1: Election of Directors — Terms Expiring in 2010”, and “Section 16(a) Beneficial Ownership Reporting Compliance,” and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. Additionally, the information included in the 2009 Annual Meeting Proxy Statement under the caption “Corporate Governance” is incorporated herein by reference.

Item 11.	Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the 2009 Annual Meeting Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation Tables and Supporting Information”, “Potential Payments Upon Termination or Change-In-Control”, and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the 2009 Annual Meeting Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the 2009 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence”.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the 2009 Annual Meeting Proxy Statement under the captions “Independent Registered Public Accounting Firm’s Fees and Services”.

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

(c) Financial Statements Excluded From Annual Report to Shareholders

Not Applicable

Report of Independent Registered Public Accounting Firm

The Board of Directors
Neenah Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Neenah Enterprises, Inc. and Subsidiaries (the Company) as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 11 and 10 to the consolidated financial statements, on September 30, 2007, the Company changed its method of accounting for pension and postretirement healthcare benefits and on October 1, 2007, the Company changed its method of accounting for uncertainty in income taxes, respectively.

/s/  Ernst & Young LLP

Milwaukee, Wisconsin
December 12, 2008

Neenah Enterprises, Inc.

Consolidated Balance Sheets

	September 30
	2008	2007
	(In thousands, except share and per share data)
Assets
Current assets:
Cash	$—	$—
Accounts receivable, less allowance for doubtful accounts of $2,828 in 2008 and $2,262 in 2007	92,489	81,085
Inventories	71,015	64,196
Refundable income taxes	7,363	6,501
Deferred income taxes	4,610	3,070
Other current assets	4,486	6,479

Total current assets	179,963	161,331
Property, plant and equipment:
Land	7,706	7,218
Buildings and improvements	34,420	19,955
Machinery and equipment	162,558	104,893
Patterns	16,205	14,617
Construction in progress	1,979	32,839

	222,868	179,522
Less accumulated depreciation	62,628	47,972

	160,240	131,550
Deferred financing costs, net of accumulated amortization of $800 in 2008 and $343 in 2007	3,000	3,457
Identifiable intangible assets, net of accumulated amortization of $35,629 in 2008 and $28,486 in 2007	48,218	54,951
Goodwill	88,136	86,699
Other assets	6,942	5,986

	146,296	151,093

	$486,499	$443,974

Neenah Enterprises, Inc.

Consolidated Balance Sheets

	September 30
	2008	2007
	(In thousands, except share and per share data)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$39,452	$27,764
Accrued wages and employee benefits	12,525	13,139
Accrued interest	5,572	5,449
Accrued interest — related party	2,344	2,344
Other accrued liabilities	2,669	4,763
Current portion of long-term debt	59,683	17,152
Current portion of capital lease obligations	71	213

Total current liabilities	122,316	70,824
Long-term debt	225,000	225,000
Long-term debt — related party	75,000	75,000
Capital lease obligations	400	1,222
Deferred income taxes	29,065	28,134
Postretirement benefit obligations	8,052	5,269
Pension benefit obligations	5,253	3,142
Other liabilities	6,369	4,818

Total liabilities	471,455	413,409
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 35,000,000 shares authorized, 14,625,326 and 13,672,764 issued and outstanding at September 30, 2008 and 2007, respectively	146	137
Capital in excess of par value	6,132	5,686
Retained earnings	8,539	20,571
Accumulated other comprehensive income (loss)	227	4,171

Total stockholders’ equity	15,044	30,565

	$486,499	$443,974

See accompanying notes.

Neenah Enterprises, Inc.

Consolidated Statements of Operations

	Years Ended September 30
	2008	2007	2006
	(In thousands, except share
	and per share data)

Net sales	$510,818	$483,623	$542,452
Cost of sales	449,773	408,904	442,558

Gross profit	61,045	74,719	99,894
Selling, general and administrative expenses	38,895	38,119	34,314
Amortization expense	7,143	7,121	7,120
Loss (gain) on disposal of property, plant and equipment	(210)	453	127

Operating income	15,217	29,026	58,333
Other income (expense):
Interest expense	(23,094)	(24,610)	(33,410)
Interest expense — related party	(9,375)	(7,090)	—
Interest income	79	356	83
Debt refinancing costs	—	(20,429)	—

Income (loss) before income taxes	(17,173)	(22,747)	25,006
Provision (credit) for income taxes	(5,141)	(8,819)	8,857

Net income (loss)	$(12,032)	$(13,928)	$16,149

Earnings (loss) per share:
Basic	$(0.87)	$(1.31)	$1.72
Diluted	$(0.87)	$(1.31)	$0.99

See accompanying notes.

Neenah Enterprises, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
				Other
		Capital		Comprehensive
	Common	in Excess of	Retained	(Loss)
	Stock	Par Value	Earnings	Income	Total
	(In thousands)

Balance at September 30, 2005	$94	$5,477	$18,350	$(6,526)	$17,395
Components of comprehensive income:
Net income	—	—	16,149	—	16,149
Pension liability adjustment, net of tax effect of $3,789	—	—	—	5,684	5,684

Total comprehensive income					21,833

Balance at September 30, 2006	94	5,477	34,499	(842)	39,228
Exercise of stock warrants for 4,227,844 shares of common stock	43	168	—	—	211
Components of comprehensive loss:
Net loss	—	—	(13,928)	—	(13,928)
Pension liability adjustment, net of tax effect of $561	—	—	—	842	842

Total comprehensive loss					(13,086)
Stock based compensation	—	41	—	—	41
Adjustment to initially apply SFAS 158, net of tax effect of $2,764	—	—	—	4,171	4,171

Balance at September 30, 2007	137	5,686	20,571	4,171	30,565
Exercise of stock warrants for 952,562 shares of common stock	9	38	—	—	47
Components of comprehensive loss:
Net loss	—	—	(12,032)	—	(12,032)
Pension liability adjustment, net of tax effect of $(2,629)	—	—	—	(3,944)	(3,944)

Total comprehensive loss					(15,976)
Stock based compensation	—	408	—	—	408

Balance at September 30, 2008	$146	$6,132	$8,539	$227	$15,044

See accompanying notes.

Neenah Enterprises, Inc.

Consolidated Statements of Cash Flows

	Years Ended September 30
	2008	2007	2006
	(In thousands)

Operating activities
Net income (loss)	$(12,032)	$(13,928)	$16,149
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for obsolete inventories	67	669	318
Provision for bad debts	927	1,047	433
Depreciation	16,913	13,934	13,123
Amortization of identifiable intangible assets	7,143	7,121	7,120
Amortization of deferred financing costs and discount on notes	457	862	2,081
Write-off of deferred financing costs and discount on notes	—	7,512	—
Loss(gain) on disposal of property, plant and equipment	(210)	453	127
Deferred income taxes	2,091	(2,578)	(10)
Stock based compensation expense	408	41	—
Changes in operating assets and liabilities:
Accounts receivable	(11,505)	3,029	201
Inventories	(6,325)	(3,018)	(3,042)
Other current assets	860	(5,555)	(528)
Accounts payable	11,133	(2,002)	(539)
Accrued liabilities	(3,455)	(741)	(5,349)
Postretirement benefit obligations	2,783	(245)	(263)
Pension benefit obligations	(3,544)	(1,139)	(5,284)
Other liabilities	1,551	(282)	214

Net cash provided by operating activities	7,262	5,180	24,751
Investing activities
Purchase of property, plant and equipment	(44,583)	(48,733)	(17,803)
Proceeds from sale of property, plant and equipment	56	88	196
Acquisition of business	(4,349)	—	—
Other	(799)	(277)	(525)

Net cash used in investing activities	(49,675)	(48,922)	(18,132)
Financing activities
Net change in revolver balance	42,531	—	—
Proceeds from long-term debt	—	225,000	—
Proceeds from long-term debt — related party	—	75,000	—
Payments on long-term debt and capital lease obligations	(165)	(253,579)	(9,193)
Debt issuance costs	—	(3,800)	—
Proceeds from the exercise of stock warrants	47	211	—

Net cash provided by (used in) financing activities	42,413	42,832	(9,193)

Increase (decrease) in cash	—	(910)	(2,574)
Cash at beginning of year	—	910	3,484

Cash at end of year	$—	$—	$910

Supplemental disclosures of cash flows information:
Interest paid	$32,267	$29,898	$31,306
Income taxes paid (received)	(4,664)	494	11,864

See accompanying notes.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements
September 30, 2008
(In Thousands, Except Share and Per Share Data)

1.	Organization and Description of Business

Neenah Enterprises, Inc. (“NEI”) is a Delaware corporation which has no business activity other than its ownership of NFC Castings, Inc. NFC Castings, Inc has no business activity other than its ownership of Neenah Foundry Company (Neenah). NEI, alone or together with its subsidiaries as appropriate in the context, is referred to as “the Company.” Neenah, together with its subsidiaries, manufactures gray and ductile iron castings and forged components for sale to industrial and municipal customers. Industrial castings are custom-engineered and are produced for customers in several industries, including the medium and heavy-duty truck components, farm equipment, heating, ventilation and air-conditioning industries. Municipal castings include manhole covers and frames, storm sewer frames and grates, tree grates and specialty castings for a variety of applications and are sold principally to state and local government entities, utilities and contractors. The Company’s sales generally are unsecured.

Neenah has the following subsidiaries, all of which are wholly owned: Deeter Foundry, Inc. (Deeter); Mercer Forge Corporation and subsidiaries (Mercer); Dalton Corporation and subsidiaries (Dalton); Advanced Cast Products, Inc. and subsidiaries (Advanced Cast Products); Gregg Industries, Inc. (Gregg); Neenah Transport, Inc. (Transport), Morgan’s Welding, Inc. (Morgan’s) and Cast Alloys, Inc. (Cast Alloys), which is inactive. Deeter manufactures gray iron castings for the municipal market and special application construction castings. Mercer manufactures forged components for use in transportation, railroad, mining and heavy industrial applications and microalloy forgings for use by original equipment manufacturers and industrial end users. Dalton manufactures gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy-duty truck transmissions and other automotive parts. Advanced Cast Products manufactures ductile and malleable iron castings for use in various industrial segments, including heavy truck, construction equipment, railroad, mining and automotive. Gregg manufactures gray and ductile iron castings for industrial and commercial use. Transport is a common and contract carrier licensed to operate in the continental United States. The majority of Transport’s revenues are derived from transport services provided to the Company. Morgan’s fabricates steel frames and grates for the municipal market.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of NEI and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

Stock Split

On August 3, 2007, NEI amended its certificate of incorporation, which changed NEI’s authorized capital stock to 35,000,000 shares of common stock and 1,000,000 shares of preferred stock and effected a 1-for-5 reverse split of its common stock. The number of shares and per share data in the accompanying financial statements have been adjusted for this reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Inventories

Inventories at September 30, 2008 and 2007 are stated at the lower of cost or market. The cost of inventories for Neenah and Dalton is determined on the last-in, first-out (LIFO) method for substantially all inventories except supplies, for which cost is determined on the first-in, first-out (FIFO) method. The cost of inventories for Deeter, Mercer, Advanced Cast Products, Gregg and Morgan’s is determined on the FIFO method. LIFO inventories comprised 35% and 37% of total inventories at September 30, 2008 and 2007, respectively. If the FIFO method of inventory valuation had been used by all companies, inventories would have been approximately $20,495 and $9,003 higher than reported at September 30, 2008 and 2007, respectively.

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

Capitalized Interest

Interest is capitalized on the acquisition and construction of long-term capital projects. Capitalized interest in fiscal 2008 and 2007 was $1,248 and $1,027, respectively. No interest was capitalized in fiscal 2006.

Deferred Financing Costs

Costs incurred to obtain long-term financing are amortized using the effective interest method over the term of the related debt.

Identifiable Intangible Assets

Identifiable intangible assets consist of customer lists, tradenames and other and are amortized on a straight-line basis over their estimated useful lives of 10 years, 40 years and 15 years, respectively.

Goodwill

Goodwill is tested for impairment annually during the fourth fiscal quarter or more frequently if an event indicates that the goodwill might be impaired in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Based on such tests, there was no impairment of goodwill recorded in fiscal 2008, 2007 or 2006. Goodwill in the amount of $86,699 is within the Castings segment and $1,437 is within the Other segment.

Impairment of Long-Lived Assets

Property, plant and equipment and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. Based on such analyses, there was no impairment of long-lived assets recorded in fiscal 2008, 2007 or 2006.

Revenue Recognition

Revenues are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed and determinable; and collectibility is reasonably assured. The Company meets these criteria for revenue recognition upon shipment of product, which corresponds with transfer of title.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recognized within net sales. Shipping and handling costs are included in cost of sales.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $1,048, $793 and $564 for the years ended September 30, 2008, 2007 and 2006, respectively.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities and are measured using currently enacted tax rates and laws.

Financial Instruments

The carrying value of the Company’s financial instruments, including accounts receivable, accounts payable, borrowings under the revolving credit facility and capital lease obligations approximates fair value. The fair value of Neenah’s 9 1/2% Notes, based on quoted market prices, was approximately $173,250 at September 30, 2008 compared to a carrying value of $225,000. The Company has concluded that it is not practicable to determine the fair value of Neenah’s $75,000 12 1/2% Notes because they were issued to a related party.

Comprehensive Income/Loss

Comprehensive income/loss represents net income/loss plus any gains or losses that, under U.S. generally accepted accounting principles, are excluded from net income/loss and recognized directly as a component of stockholders’ equity.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings (loss) per share is computed reflecting the potential dilutive effect of share based awards and stock warrants under the treasury stock method, which assumed the Company uses proceeds from the exercise of share based awards and stock warrants to repurchase the Company’s common stock at the average market price during the period. In applying the treasury stock method, the market price for the Company’s common stock was determined based on observable market prices and valuation techniques.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended September 30:

	2008	2007	2006

Numerator:
Income (loss) used in computing basic and diluted earnings per share:
Net income (loss)	$(12,032)	$(13,928)	$16,149

Denominator:
Denominator for basic earnings per share — weighted-average common shares outstanding	13,860,634	10,663,274	9,394,920
Effect of dilutive securities — employee stock compensation plan	—	—	150,000
Effect of dilutive securities — stock warrants	—	—	6,731,078

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	13,860,634	10,663,274	16,275,998

At September 30, 2008, stock warrants to purchase 1,584,669 shares of common stock, 25,000 shares of non-vested restricted stock, stock options to purchase 123,000 shares of common stock and 20,592 restricted stock units were not included in the Company’s computation of dilutive securities because the effect would have been anti-dilutive.

At September 30, 2007, stock warrants to purchase 2,537,235 shares of common stock and 50,000 shares of non-vested restricted stock were not included in the Company’s computation of dilutive securities because the effect would have been anti-dilutive.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective October 1, 2007. The adoption of FIN 48 did not have any impact on the Company.

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

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company is required to adopt SFAS 157 effective October 1, 2008. The Company does not anticipate adoption of SFAS 157 will have a significant impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt SFAS 159 effective October 1, 2008. The Company does not anticipate adoption of SFAS 159 will have a significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) replaces SFAS No. 141, “Business Combinations”, and applies to all transaction or other events in which an entity obtains control of one or more businesses and combinations achieved without the transfer of consideration. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not anticipate this pronouncement will have significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 is an amendment of Accounting Research Bulletin (ARB) No. 51 and applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement clarifies the definition of a noncontrolling interest, proscribes how transactions involving a noncontrolling interest are to be recorded and revises disclosure in the consolidated financial statements. This statement is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively when initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. This statement is not currently applicable to the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not currently use derivative instruments or engage in hedging activities and, therefore, this statement is not applicable to the Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for nongovernmental entities. The Company does not expect the adoption of SFAS 162 to have a material effect on its results of operations or financial position.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Acquisition

On August 5, 2008, the Company purchased substantially all of the assets of Morgan’s Welding, Inc. (Morgan’s), a steel fabricator located in Pennsylvania, for a cash purchase price of $4,088. In addition, the Company incurred $261 in direct costs related to the acquisition and assumed $564 of current liabilities. The purchase was financed through borrowings under the existing 2006 Credit Facility. This purchase is expected to significantly improve the Company’s ability to service customers in the municipal markets in the Northeastern United States. Goodwill of $1,437 was recorded as a result of the acquisition and will be amortized over a 15 year period for tax purposes.

The purchase has been accounted for using the purchase method of accounting and accordingly, the consolidated statements of operations include the results of operations of Morgan’s since the date of acquisition. The following table summarizes the preliminary fair values of the assets and the liabilities assumed at the date of acquisition:

Accounts receivable	$827
Inventories	561
Other current assets	13
Property, plant and equipment	1,665
Identifiable intangible assets	410
Goodwill	1,437
Current liabilities	(564)

$4,349

4.	Inventories

Inventories consisted of the following as of September 30:

	2008	2007

Raw materials	$9,899	$6,941
Work in process and finished goods	43,901	41,407
Supplies	17,215	15,848

	$71,015	$64,196

5.	Intangible Assets

Identifiable intangible assets consisted of the following as of September 30:

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer lists	$67,150	$33,515	$67,000	$26,800
Tradenames	16,542	2,063	16,282	1,645
Other	155	51	155	41

	$83,847	$35,629	$83,437	$28,486

The Company does not have any intangible assets deemed to have indefinite lives. The Company expects to recognize amortization expense of $7,142 in each of the five fiscal years subsequent to September 30, 2008.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Long-Term Debt

Long-term debt consisted of the following as of September 30:

	2008	2007

12 1/2% Senior Subordinated Notes	$75,000	$75,000
9 1/2% Senior Secured Notes	225,000	225,000
Revolving credit facility	59,683	17,152

	359,683	317,152
Less current portion	59,683	17,152

	$300,000	$300,000

On December 29, 2006, the Company repaid its outstanding indebtedness under Neenah’s then existing credit facility, repurchased all $133,130 of Neenah’s outstanding 11% Senior Secured Notes due 2010 through an issuer tender offer, retired $75,000 of Neenah’s outstanding 13% Senior Subordinated Notes due 2013 (the 13% Notes) by exchanging them for $75,000 of new 12 1/2% Senior Subordinated Notes due 2013 (the 12 1/2% Notes) in a private transaction, and issued a notice to redeem the remaining $25,000 of 13% Notes that remained outstanding after the initial exchange. The remaining 13% Notes were redeemed on February 2, 2007. To fund these payments and to provide cash for capital expenditures, ongoing working capital requirements and general corporate purposes, Neenah (a) issued $225,000 of new 9 1/2% Senior Secured Notes due 2017 (the 9 1/2% Notes) and the $75,000 of 12 1/2% Notes and (b) entered into an amended and restated revolving credit facility (the 2006 Credit Facility). The 12 1/2% Notes were issued in a related party transaction with a substantial stockholder of the Company in exchange for 13% Notes held by such stockholder.

The 2006 Credit Facility provides for borrowings in an amount up to $110,000 and matures on December 31, 2011. Borrowings in the amount of $59,683 were outstanding and Neenah had unused availability of $50,317 under the 2006 Credit Facility as of September 30, 2008. Availability under the 2006 Credit Facility is subject to customary conditions and is limited by the Company’s borrowing base determined by the amount of accounts receivable, inventory, casting patterns and core boxes. Amounts under the 2006 Credit Facility may be borrowed, repaid and reborrowed subject to the terms of the facility. The interest rate on the 2006 Credit Facility is based on LIBOR (3.50% at September 30, 2008) or prime (5.00% at September 30, 2008) plus an applicable margin, based upon Neenah meeting certain financial statistics. The weighted-average interest rate on the outstanding borrowings under the 2006 Credit Facility at September 30, 2008 was 4.32%, compared to 7.1% at September 30, 2007. Substantially all of Neenah’s wholly owned subsidiaries are co-borrowers with Neenah under the 2006 Credit Facility. In addition, NFC Castings, Inc. and the remaining wholly owned subsidiaries of Neenah jointly, fully, severally and unconditionally guarantee Neenah’s obligations under the 2006 Credit Facility, subject to customary exceptions for transactions of this type.

The borrowers’ and guarantors’ obligations under the 2006 Credit Facility are secured by first priority liens, subject to customary restrictions, on Neenah’s and the guarantors’ accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing, and by second priority liens (junior to the liens securing the 9 1/2% Notes) on substantially all of our and the guarantors’ remaining assets. The 9 1/2% Notes, and the guarantees in respect thereof, are equal in right of payment to the 2006 Credit Facility, and the guarantees in respect thereof. Borrowings under the 2006 Credit Facility have been classified as current liabilities in the accompanying consolidated balance sheets in accordance with the consensus of Emerging Issues Task Force No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

The 2006 Credit Facility requires Neenah to observe certain customary conditions, affirmative covenants and negative covenants including “springing” financial covenants that requires Neenah to satisfy a trailing four quarter minimum interest coverage ratio of 2.0x (through the fiscal quarter ending December 31, 2008) or a trailing four quarter minimum fixed charge coverage ratio of 1.0x (commencing with the fiscal quarter ending March 31, 2009) if unused availability is less than $15.0 million for any period of three consecutive business days during a fiscal quarter.

The 9 1/2% Notes mature on January 1, 2017. Interest is payable semiannually on January 1 and July 1. The 9 1/2% Notes are secured by first-priority liens on substantially all of Neenah’s and the guarantors’ assets (other than accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing) and by second-priority liens, junior to the liens for the benefit of the lenders under the 2006 Credit Facility, on Neenah’s and the guarantors’ accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing. Neenah’s obligations under the 9 1/2% Notes are guaranteed on a secured basis by each of its wholly owned subsidiaries.

The 12 1/2% Notes are unsecured and mature on September 30, 2013. Interest of not less than 5% is payable in cash and the remainder (up to 7 1/2%) may be paid-in-kind semiannually on January 1 and July 1. Through July 1, 2008, Neenah has paid the interest in cash.

The 9 1/2% and the 12 1/2% Notes are jointly, fully, severally and unconditionally guaranteed by all of Neenah’s subsidiaries. The 9 1/2% Notes and the 12 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. At September 30, 2008, Neenah was in compliance with all of these covenants.

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

7.	Commitments and Contingencies

The Company leases certain plants, warehouse space, machinery and equipment, office equipment and vehicles under operating leases, which generally include renewal options. Rent expense under these operating leases for the years ended September 30, 2008, 2007 and 2006 totaled $2,624, $2,985 and $2,923, respectively.

During the years ended September 30, 2008 and 2007, the Company financed purchases of property, plant and equipment totaling $0 and $413, respectively, by entering into capital lease obligations. Property, plant and equipment under leases accounted for as capital leases as of September 30 were as follows:

	2008	2007

Machinery and equipment	$598	$1,757
Less accumulated depreciation	265	551

	$333	$1,206

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Minimum rental payments due under operating and capital leases for fiscal years subsequent to September 30, 2008, are as follows:

	Operating	Capital
	Leases	Leases

2009	$1,715	$96
2010	1,303	96
2011	809	96
2012	387	87
2013	334	105
Thereafter	144	65

Total minimum lease payments	$4,692	545

Less amount representing interest		74

Present value of minimum lease payments		471
Less current portion		71

Capital lease obligations		$400

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

Approximately 65% of the Company’s employees (or approximately 81% of the Company’s hourly workforce) are covered by collective bargaining agreements. The collective bargaining agreement for the Kendallville location of Dalton, which represent approximately 11% of the Company’s employees (or approximately 13% of the Company’s hourly workforce), is scheduled to expire in June 2009.

The Company recently completed the installation phase of its $54 million capital project to replace a 40-year-old mold line at the Neenah facility. This new state-of-the-art mold line is expected to significantly enhance operating efficiencies, increase capacity and provide expanded molding capabilities for the municipal and industrial product lines. Start-up operations began on schedule during the third quarter of fiscal 2008. The second phase of the project includes enhanced core-making capabilities and the inclusion of ductile iron capacity. At September 30, 2008, the Company had expended $49.4 million and an additional $4.7 million of expenditures are necessary to complete the second phase of the new mold line project as of such date. The Company is currently monitoring the feasibility of making the remaining expenditures necessary to complete the second phase of the project in light of the current trends impacting the business.

Due to neighborhood complaints, the Company was operating the Gregg facility under the terms of an order for abatement with the California South Coast Air Quality Management District (SCAQMD). Despite being in compliance with federal and state emission laws, the order required the Company to comply with certain operating parameters in an effort to reduce odors. The order expired on September 20, 2007. On November 5, 2008, Gregg entered into a settlement agreement and release with the SCAQMD regarding outstanding notices of violation (NOV’s). As part of the settlement and release Gregg has agreed, among other things, to implement a supplemental environmental project to further reduce odorous and other emissions from the foundry at a cost of $4.7 million, and in return, all outstanding NOV’s have been discharged and Hearing Board cases dismissed.

The Company is involved in various other claims and litigation in the normal course of business. In the judgment of management, the ultimate resolution of these matters is not likely to materially affect the Company’s consolidated financial statements.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Subsequent Events

On December 9, 2008, the Company initiated compliance with the U.S. Department of Labor’s Worker Adjustment and Retraining Notification (WARN) Act, by notifying local officials and employees of the potential for production curtailments and employee reductions at the Company’s Gregg Industries, Inc. facility located in El Monte, California.

On December 5, 2008, the Company’s Board of Directors approved the closure of the Company’s Kendallville Manufacturing Facility. The Company expects that the plant, which is located in Kendallville, Indiana, will continue to operate through early March 2009.

9.	Stockholders’ Equity

The authorized capital of NEI consists of 1,000,000 shares of preferred stock, with a par value of $0.01 per share, and 35,000,000 shares of common stock, with a par value of $0.01 per share. All shares of common stock have equal voting rights. No shares of preferred stock have been issued. At September 30, 2008, NEI had stock warrants outstanding that are exercisable for an additional 1,584,669 shares of common stock. The warrants have an exercise price of $0.05 per share and expire on October 7, 2013.

The Company has a Management Equity Incentive Plan (the Plan) which provides for the issuance of share based awards to key employees and directors of the Company and its subsidiaries up to an aggregate total of 1,600,000 shares of NEI common stock. The Plan allows for the grant of incentive or non-qualified stock option awards and restricted stock awards. As of September 30, 2008, share based awards to purchase 606,408 shares of common stock were available for grant under the Plan. The Company records compensation expense for this plan ratably over the vesting period.

In fiscal 2008, the Company recorded $39 of stock-based compensation expense associated with the outstanding stock options.

A summary of the Company’s stock option activity for the year ended September 30, 2008 is as follows:

		Weighted
		Average
		Exercise
	Options	Price

Options outstanding, beginning of the year	0	$—
Options granted	147,000	7.77
Options forfeited	(24,000)	7.77
Options exercised	0	—

Options outstanding, end of the year	123,000	$7.77

Options exercisable, end of the year	0

The Company uses the Black-Scholes valuation model to value stock options utilizing the following weighted average assumptions:

Risk-free interest rate	2.84%
Expected volatility	50.00%
Expected dividend yield	0.00%
Expected term (in years)	4.5

The Company used the NEI’s and comparable companies’ historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free interest rate was based on U.S. Treasury rates in effect at the time of the grant. NEI has not paid any dividends and does not expect to pay any dividends in the future. The

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

expected option term represents the period of time that the options granted are expected to be outstanding and was based on the average of the vesting term and contractual term. The weighted average per share fair value for stock option grants during fiscal 2008 was $1.41.

As of September 30, 2008, the Company had $135 of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted average period of 2.3 years.

Stock options outstanding as of September 30, 2008 were as follows:

Weighted
		Average	Weighted
		Remaining	Average	Aggregate
	Number	Contractual	Exercise	Intrinsic
Price Range	Outstanding	Life (In Years)	Price	Value

$7.77	123,000	6.3	$7.77	$—

In fiscal 2007, the Company granted 50,000 shares of restricted stock under the Plan which vest in two equal installments on the first and second anniversary of the grant date and were determined to have a grant date fair value of $6.50 per share, based on available quoted market prices. On January 24, 2008, certain of the Company’s non-employee directors were awarded restricted stock units pursuant to the Plan. The restricted stock units represent the right to receive an equal number of shares of Neenah Enterprises, Inc. common stock. The restricted stock units vest immediately, but the underlying shares will not be distributed until the director terminates service.

Stock compensation expense recognized by the Company associated with restricted stock and restricted stock units for the years ended September 30, 2008, 2007 and 2006, was $369, $41 and $0, respectively. As of September 30, 2008, there was $122 of unrecognized compensation cost related to non-vested stock that is expected to be recognized over a weighted average period of 0.75 years.

10.	Income Taxes

As discussed in Note 2, the Company adopted FIN 48 effective October 1, 2007. As required by FIN 48, the Company has classified the amounts recorded for uncertain tax positions in the consolidated balance sheet at September 30, 2008 as other non-current liabilities to the extent that payment is not anticipated within one year. The prior year consolidated balance sheet has not been restated. Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

Balance at October 1, 2007	$2,268
Gross increases for tax positions of prior years	—
Gross decreases for tax positions of prior years	—
Gross increases for tax positions of the current year	79
Settlements	—
Lapse of statute of limitations	(1,222)

Balance at September 30, 2008	$1,125

As of September 30, 2008, $731 of the unrecognized tax benefits (net of federal benefit on state issues) would reduce the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. During the year ended September 30, 2008, the Company recognized a net cost of $70 in interest and penalties. Total accrued interest and penalties were $823 and $0 at September 30, 2008, respectively.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Internal Revenue Service has audited the Company’s federal tax returns through September 30, 2007. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to two years after formal notification to the states.

The provision (credit) for income taxes consisted of the following:

	Years Ended September 30
	2008	2007	2006

Current:
Federal	$(7,759)	$(6,593)	$7,553
State	527	352	1,314

	(7,232)	(6,241)	8,867
Deferred	2,091	(2,578)	(10)

	$(5,141)	$(8,819)	$8,857

The provision (credit) for income taxes differed from the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes as follows:

	Years Ended September 30
	2008	2007	2006

Provision at statutory rate	$(6,011)	$(7,961)	$8,752
State income taxes, net of federal taxes	343	(841)	851
Change in valuation allowance	1,864	—	—
Lapse of statute of limitations	(1,222)	—	—
Change in enacted state tax laws	—	—	(758)
Other	(115)	(17)	12

Provision (credit) for income taxes	$(5,141)	$(8,819)	$8,857

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax assets and liabilities consisted of the following as of September 30:

	2008	2007

Deferred income tax liabilities:
Inventories	$—	$(529)
Property, plant and equipment	(17,750)	(12,339)
Identifiable intangible assets	(18,371)	(21,220)
Other	(521)	(388)

	(36,642)	(34,476)
Deferred income tax assets:
Inventories	492	—
Employee benefit plans	6,588	4,697
Accrued vacation	1,939	1,940
Other accrued liabilities	1,662	926
State net operating loss	1,919	909
Other	1,506	995

Total deferred tax assets	14,106	9,467
Valuation allowance for deferred income tax assets	(1,919)	(55)

	12,187	9,412

Net deferred income tax liability	$(24,455)	$(25,064)

Included in the consolidated balance sheets as:
Current deferred income tax asset	$4,610	$3,070
Noncurrent deferred income tax liability	(29,065)	(28,134)

	$(24,455)	$(25,064)

As of September 30, 2008, the Company had state net operating loss and credit carryforwards of $41,773 which expire in varying amounts through fiscal 2018. A full valuation allowance has been established for the state net operating loss carryforwards at September 30, 2008 due to the uncertainty regarding the realization of the deferred tax benefit through future earnings.

11.	Employee Benefit Plans

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

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Neenah are provided from retirement to age 65. Retirees’ contributions to the plans are based on years of service and age at retirement. The Company funds benefits as incurred.

The Company has elected a measurement date of June 30 for its defined-benefit pension and postretirement health care plans.

Adoption of SFAS 158

As discussed in Note 2, on September 30, 2007, the Company adopted SFAS 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement health care plans in its consolidated balance sheets and related disclosure provisions. Funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets. Upon adoption, the Company recorded an adjustment to accumulated other comprehensive income (loss) representing the recognition of previously unrecorded pension and postretirement healthcare liabilities related to net unrecognized actuarial gains and unrecognized prior service costs and credits. These amounts will be subsequently recognized as a component of net periodic pension cost pursuant to the Company’s historical accounting policy for recognizing such amounts.

Amounts included in accumulated other comprehensive income, net of tax, at September 30, 2008 which have not yet been recognized in net periodic benefit cost were as follows:

		Other
	Pension	Postretirement
	Plans	Benefits

Prior service cost	$499	$1,391
Net actuarial (gain) loss	328	(2,445)

Amounts included in accumulated other comprehensive income, net of tax, at September 30, 2008 expected to be recognized in net periodic benefit cost during the fiscal year ending September 30, 2009 were as follows:

		Other
	Pension	Postretirement
	Plans	Benefits

Prior service cost	$69	$163
Net actuarial (gain) loss	15	(221)

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status

The following table summarizes the funded status of the pension plans and postretirement benefit plans and the amounts recognized in the consolidated balance sheets at September 30, 2008 and 2007:

	Pension		Postretirement
	Benefits		Benefits
	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation, July 1	$74,871	$71,914	$5,586	$5,631
Service cost	1,503	1,798	313	179
Interest cost	4,543	4,421	528	324
Unrecognized prior service cost	—	30	—	—
Plan amendments	499	—	2,844	—
Actuarial gains	(5,210)	(280)	(214)	(123)
Benefits paid	(3,141)	(3,012)	(589)	(425)

Benefit obligation, June 30	$73,065	$74,871	$8,468	$5,586

Change in plan assets:
Fair value of plan assets, July 1	$70,716	$64,373	$—	$—
Actual return (loss) on plan assets	(3,022)	8,781	—	—
Company contributions	3,963	574	589	425
Benefits paid	(3,141)	(3,012)	(589)	(425)

Fair value of plan assets, June 30	$68,516	$70,716	$—	$—

Funded status of the plans:
Benefit obligation in excess of plan assets	$(4,549)	$(4,155)	$(8,468)	$(5,586)
Fourth quarter contributions	—	1,560	148	117

	$(4,549)	$(2,595)	$(8,320)	$(5,469)

Amounts recognized in the consolidated balance sheets at September 30:
Prepaid benefit cost (long-term asset)	$704	$547	$—	$—
Accrued benefit liability (long-term liability)	(5,253)	(3,142)	(8,052)	(5,269)
Accrued benefit liability (current liability)	—	—	(268)	(200)

	$(4,549)	$(2,595)	$(8,320)	$(5,469)

The accumulated benefit obligation for the Company’s defined benefit pension plans was $73,065 and $74,871 at September 30, 2008 and 2007, respectively. At September 30, 2008, pension plans with benefit obligations in excess of plan assets had an aggregate projected benefit obligation of $67,060 and aggregate fair value of plan assets of $61,807.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Benefit Costs

Components of net periodic benefit cost for the years ended September 30 were as follows:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Service cost	$1,503	$1,798	$2,328	$313	$179	$153
Interest cost	4,543	4,421	4,083	528	324	282
Expected return on plan assets	(5,588)	(5,255)	(4,732)	—	—	—
Amortization of prior service cost (credit)	30	30	30	163	(32)	(33)
Recognized net actuarial (gain) loss	(14)	—	185	(206)	(275)	(265)

Net periodic benefit cost	$474	$994	$1,894	$798	$196	$137

Assumptions

Weighted-average assumptions used to determine benefit obligations as of September 30 were as follows:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Discount rate	6.75%	6.25%	6.75%	6.25%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30 were as follows:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.25%	6.25%	5.25%	6.25%	6.25%	5.25%
Expected long-term rate of return on plan assets	7.50% to 8.50%	7.50% to 8.50%	7.50% to 8.50%	—	—	—

For measurement purposes, the healthcare cost trend rate was assumed to be 9.0% decreasing gradually to 5.0% in 2016 and then remaining at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the healthcare cost trend rate would have the following effect:

	1% Increase	1% Decrease

Effect on total of service cost and interest cost	$174	$(135)
Effect on postretirement benefit obligation	1,389	(1,114)

Pension Plan Assets

The following table summarizes the weighted-average asset allocations of the pension plans at September 30:

	2008	2007

Asset category:
Equity securities	55%	56%
Debt securities	34	34
Real estate	5	4
Other	6	6

	100%	100%

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

Benefit Payments and Contributions

The following benefit payments are expected to be paid for fiscal years subsequent to September 30, 2008:

2009	$3,436
2010	3,539
2011	3,696
2012	3,900
2013	4,202
2014 — 2018	27,142

$45,915

The Company expects to contribute $1,327 to its pension plans during fiscal 2009.

Defined-Contribution Retirement Plans

The Company sponsors various defined-contribution retirement plans (the Plans) covering substantially all salaried and certain hourly employees. The Plans allow participants to make 401(k) contributions in amounts ranging from 1% to 15% of their compensation. The Company matches between 35% and 50% of the participants’ contributions up to a maximum of 6% of the employee’s compensation, as defined. The Company may make additional voluntary contributions to the Plans as determined annually by the Board of Directors. Total Company contributions amounted to $2,263, $3,268 and $2,448 for the years ended September 30, 2008, 2007 and 2006, respectively.

Other Employee Benefits

The Company provides unfunded supplemental retirement benefits to certain active and retired employees at Dalton. At September 30, 2008, the present value of the current and long-term portion of these supplemental retirement obligations totaled $279 and $1,607, respectively. At September 30, 2007, the present value of the current and long-term portion of these supplemental retirement obligations totaled $262 and $1,871, respectively.

Certain of Dalton’s hourly employees are covered by a multi-employer, defined-benefit pension plan pursuant to a collective bargaining agreement. The Company’s expense for the years ended September 30, 2008, 2007 and 2006, was $320, $334 and $356, respectively.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Substantially all of Mercer’s union employees are covered by a multiemployer, defined-benefit pension plan pursuant to a collective bargaining agreement. The Company’s expense for the years ended September 30, 2008, 2007 and 2006, was $224, $197 and $221, respectively.

12.	Segment Information

The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells gray and ductile iron castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market. The Other segment includes machining operations, steel fabricating and freight hauling.

The Company evaluates performance and allocates resources based on the operating income before depreciation and amortization charges of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus a share of operating profit.

	Years Ended September 30
	2008	2007	2006

Revenues from external customers:
Castings	$461,391	$437,592	$490,765
Forgings	41,258	37,113	41,222
Other	18,245	18,321	20,704
Elimination of intersegment revenues	(10,076)	(9,403)	(10,238)

	$510,818	$483,623	$542,452

Net income (loss):
Castings	$(11,226)	$(12,540)	$16,306
Forgings	(1,209)	(1,551)	(605)
Other	468	(150)	643
Elimination of intersegment loss	(65)	223	(195)

	$(12,032)	$(13,928)	$16,149

Total assets:
Castings	$471,509	$431,907	$398,502
Forgings	26,324	19,015	19,146
Other	11,187	8,336	8,145
Elimination of intersegment assets	(22,521)	(15,284)	(14,873)

	$486,499	$443,974	$410,920

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Castings	Forgings	Other	Total

Year ended September 30, 2008:
Interest expense	$28,412	$3,671	$386	$32,469
Interest income	73	6	—	79
Provision (credit) for income taxes	(6,930)	1,751	38	(5,141)
Depreciation and amortization expense	21,936	863	1,257	24,056
Expenditures for long-lived assets	39,478	4,817	288	44,583
Year ended September 30, 2007:
Interest expense	$27,649	$3,571	$480	$31,700
Interest income	349	7	—	356
Provision (credit) for income taxes	(9,933)	1,166	(52)	(8,819)
Depreciation and amortization expense	19,046	857	1,152	21,055
Expenditures for long-lived assets	47,475	563	695	48,733
Year ended September 30, 2006:
Interest expense	$29,309	$3,368	$733	$33,410
Interest income	78	—	5	83
Provision for income taxes	7,077	1,569	211	8,857
Depreciation and amortization expense	18,105	916	1,222	20,243
Expenditures for long-lived assets	16,866	417	520	17,803

Geographic Information

		Long-Lived
	Net Sales	Assets(1)

Year ended September 30, 2008:
United States	$486,433	$160,240
Foreign countries	24,385	—

	$510,818	$160,240

Year ended September 30, 2007:
United States	$462,597	$131,550
Foreign countries	21,026	—

	$483,623	$131,550

Year ended September 30, 2006:
United States	$521,193	$96,878
Foreign countries	21,259	—

	$542,452	$96,878

(1)	Represents property, plant and equipment.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

13.	Quarterly Results of Operations (Unaudited)

	Year Ended September 30, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$101,225	$114,658	$154,322	$140,613
Gross profit	13,533	8,836	21,577	17,099
Net income (loss)	(3,779)	(6,281)	2,375	(4,347)
Earnings (loss) per common share:
Basic	$(0.28)	$(0.46)	$0.17	$(0.30)
Diluted	(0.28)	(0.46)	0.15	(0.30)

	Year Ended September 30, 2007
	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter

Net sales	$117,342		$111,789	$126,838	$127,654
Gross profit	18,455		11,228	22,712	22,324
Net income (loss)	(12,436	)(a)	(3,997)	1,964	541	(b)
Earnings (loss) per common share:
Basic	$(1.32)		$(0.43)	$0.20	$0.04
Diluted	(1.32)		(0.43)	0.15	0.03

(a)	Net income for the three months ended December 31, 2006 included $20,419 of debt refinancing costs, on a pretax basis. See Note 6 for further details on the debt refinancing.

(b)	Certain non-standard adjustments, primarily related to the capitalization of interest, were recorded in the fourth quarter of fiscal 2007. These adjustments resulted in lower net income of approximately $761 or $0.05 per diluted share and were deemed to be immaterial with respect to the impact on prior quarters.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Neenah Foundry Company

We have audited the accompanying consolidated balance sheets of Neenah Foundry Company and Subsidiaries (the Company) as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 11 and 10 to the consolidated financial statements, on September 30, 2007, the Company changed its method of accounting for pension and postretirement healthcare benefits and on October 1, 2007, the Company changed its method of accounting for uncertainty in income taxes, respectively.

/s/  Ernst & Young LLP
Milwaukee, Wisconsin
December 12, 2008

Neenah Foundry Company

Consolidated Balance Sheets

	September 30
	2008	2007
	(In thousands, except share and per share data)

Assets
Current assets:
Cash	$—	$—
Accounts receivable, less allowance for doubtful accounts of $2,828 in 2008 and $2,262 in 2007	92,489	81,085
Inventories	71,015	64,196
Refundable income taxes	7,363	6,501
Deferred income taxes	4,610	3,070
Other current assets	4,486	6,479

Total current assets	179,963	161,331
Property, plant and equipment:
Land	7,706	7,218
Buildings and improvements	34,420	19,955
Machinery and equipment	162,558	104,893
Patterns	16,205	14,617
Construction in progress	1,979	32,839

	222,868	179,522
Less accumulated depreciation	62,628	47,972

	160,240	131,550
Deferred financing costs, net of accumulated amortization of $800 in 2008 and $343 in 2007	3,000	3,457
Identifiable intangible assets, net of accumulated amortization of $35,629 in 2008 and $28,486 in 2007	48,218	54,951
Goodwill	88,136	86,699
Other assets	6,942	5,986

	146,296	151,093

	$486,499	$443,974

See accompanying notes.

Neenah Foundry Company

Consolidated Balance Sheets

	September 30
	2008	2007
	(In thousands, except share and per share data)

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$39,452	$27,764
Accrued wages and employee benefits	12,525	13,139
Accrued interest	5,572	5,449
Accrued interest — related party	2,344	2,344
Other accrued liabilities	2,969	5,016
Current portion of long-term debt	59,683	17,152
Current portion of capital lease obligations	71	213

Total current liabilities	122,616	71,077
Long-term debt	225,000	225,000
Long-term debt — related party	75,000	75,000
Capital lease obligations	400	1,222
Deferred income taxes	29,065	28,134
Postretirement benefit obligations	8,052	5,269
Pension benefit obligations	5,253	3,142
Other liabilities	6,369	4,818

Total liabilities	471,755	413,662
Commitments and contingencies
Stockholder’s equity:
Common stock, par value $100 per share; 1,000 shares authorized, issued and outstanding	100	100
Capital in excess of par value	5,878	5,470
Retained earnings	8,539	20,571
Accumulated other comprehensive income	227	4,171

Total stockholder’s equity	14,744	30,312

	$486,499	$443,974

See accompanying notes.

Neenah Foundry Company

Consolidated Statements of Operations

		Years Ended
		September 30
	2008	2007	2006
	(In thousands)

Net sales	$510,818	$483,623	$542,452
Cost of sales	449,773	408,904	442,558

Gross profit	61,045	74,719	99,894
Selling, general and administrative expenses	38,895	38,119	34,314
Amortization expense	7,143	7,121	7,120
Loss (gain) on disposal of property, plant and equipment	(210)	453	127

Operating income	15,217	29,026	58,333
Other income (expense):
Interest expense	(23,094)	(24,610)	(33,410)
Interest expense — related party	(9,375)	(7,090)	—
Interest income	79	356	83
Debt refinancing costs	—	(20,429)	—

Income (loss) before income taxes	(17,173)	(22,747)	25,006
Provision (credit) for income taxes	(5,141)	(8,819)	8,857

Net income (loss)	$(12,032)	$(13,928)	$16,149

See accompanying notes.

Neenah Foundry Company

Consolidated Statements of Changes in Stockholder’s Equity

				Accumulated
				Other
		Capital		Comprehensive
	Common	in Excess of	Retained	(Loss)
	Stock	Par Value	Earnings	Income	Total
	(In thousands)

Balance at September 30, 2005	$100	$5,429	$18,350	$(6,526)	$17,353
Components of comprehensive income:
Net income	—	—	16,149	—	16,149
Pension liability adjustment, net of tax effect of $3,789	—	—	—	5,684	5,684

Total comprehensive income					21,833

Balance at September 30, 2006	100	5,429	34,499	(842)	39,186
Components of comprehensive loss:
Net loss	—	—	(13,928)	—	(13,928)
Pension liability adjustment, net of tax effect of $561	—	—	—	842	842

Total comprehensive loss					(13,086)
Stock based compensation	—	41	—	—	41
Adjustment to initially apply SFAS 158, net of tax effect of $2,764	—	—	—	4,171	4,171

Balance at September 30, 2007	100	5,470	20,571	4,171	30,312
Components of comprehensive loss:
Net loss	—	—	(12,032)	—	(12,032)
Pension liability adjustment, net of tax effect of $(2,629)	—	—	—	(3,944)	(3,944)

Total comprehensive loss					(15,976)
Stock based compensation	—	408	—	—	408

Balance at September 30, 2008	$100	$5,878	$8,539	$227	$14,744

See accompanying notes.

Neenah Foundry Company

Consolidated Statements of Cash Flows

		Years Ended
		September 30
	2008	2007	2006
	(In thousands)

Operating activities
Net income (loss)	$(12,032)	$(13,928)	$16,149
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for obsolete inventories	67	669	318
Provision for bad debts	927	1,047	433
Depreciation	16,913	13,934	13,123
Amortization of identifiable intangible assets	7,143	7,121	7,120
Amortization of deferred financing costs and discount on notes	457	862	2,081
Write-off of deferred financing costs and discount on notes	—	7,512	—
Loss (gain) on disposal of property, plant and equipment	(210)	453	127
Deferred income taxes	2,091	(2,578)	(10)
Stock based compensation expense	408	41	—
Changes in operating assets and liabilities:
Accounts receivable	(11,505)	3,029	201
Inventories	(6,325)	(3,018)	(3,042)
Other current assets	860	(5,555)	(528)
Accounts payable	11,133	(2,002)	(539)
Accrued liabilities	(3,408)	(530)	(5,349)
Postretirement benefit obligations	2,783	(245)	(263)
Pension benefit obligations	(3,544)	(1,139)	(5,284)
Other liabilities	1,551	(282)	214

Net cash provided by operating activities	7,309	5,391	24,751
Investing activities
Purchase of property, plant and equipment	(44,583)	(48,733)	(17,803)
Proceeds from sale of property, plant and equipment	56	88	196
Acquisition of business	(4,349)
Other	(799)	(277)	(525)

Net cash used in investing activities	(49,675)	(48,922)	(18,132)
Financing activities
Net change in revolver balance	42,531	—	—
Proceeds from long-term debt	—	225,000	—
Proceeds from long-term debt — related party	—	75,000	—
Payments on long-term debt and capital lease obligations	(165)	(253,579)	(9,193)
Debt issuance costs	—	(3,800)	—

Net cash provided by (used in) financing activities	42,366	42,621	(9,193)

Increase (decrease) in cash	—	(910)	(2,574)
Cash at beginning of year	—	910	3,484

Cash at end of year	$—	$—	$910

Supplemental disclosures of cash flows information:
Interest paid	$32,267	$29,898	$31,306
Income taxes paid (received)	(4,664)	494	11,864

See accompanying notes.

Neenah Foundry Company

Notes to Consolidated Financial Statements
September 30, 2008
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

Neenah is a wholly owned subsidiary of NFC Castings, Inc., which is a wholly owned subsidiary of Neenah Enterprises, Inc. (NEI). Neenah has the following subsidiaries, all of which are wholly owned: Deeter Foundry, Inc. (Deeter); Mercer Forge Corporation and subsidiaries (Mercer); Dalton Corporation and subsidiaries (Dalton); Advanced Cast Products, Inc. and subsidiaries (Advanced Cast Products); Gregg Industries, Inc. (Gregg); Neenah Transport, Inc. (Transport), Morgan’s Welding, Inc. (Morgan’s) and Cast Alloys, Inc. (Cast Alloys), which is inactive. Deeter manufactures gray iron castings for the municipal market and special application construction castings. Mercer manufactures forged components for use in transportation, railroad, mining and heavy industrial applications and microalloy forgings for use by original equipment manufacturers and industrial end users. Dalton manufactures gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy-duty truck transmissions and other automotive parts. Advanced Cast Products manufactures ductile and malleable iron castings for use in various industrial segments, including heavy truck, construction equipment, railroad, mining and automotive. Gregg manufactures gray and ductile iron castings for industrial and commercial use. Transport is a common and contract carrier licensed to operate in the continental United States. The majority of Transport’s revenues are derived from transport services provided to the Company. Morgan’s fabricates steel frames and grates for the municipal market.

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

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Inventories

Inventories at September 30, 2008 and 2007 are stated at the lower of cost or market. The cost of inventories for Neenah and Dalton is determined on the last-in, first-out (LIFO) method for substantially all inventories except supplies, for which cost is determined on the first-in, first-out (FIFO) method. The cost of inventories for Deeter, Mercer, Advanced Cast Products, Gregg and Morgan’s is determined on the FIFO method. LIFO inventories comprised 35% and 37% of total inventories at September 30, 2008 and 2007, respectively. If the FIFO method of inventory valuation had been used by all companies, inventories would have been approximately $20,495 and $9,003 higher than reported at September 30, 2008 and 2007, respectively.

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

Capitalized Interest

Interest is capitalized on the acquisition and construction of long-term capital projects. Capitalized interest in fiscal 2008 and 2007 was $1,248 and $1,027, respectively. No interest was capitalized in fiscal 2006.

Deferred Financing Costs

Costs incurred to obtain long-term financing are amortized using the effective interest method over the term of the related debt.

Identifiable Intangible Assets

Identifiable intangible assets consist of customer lists, tradenames and other and are amortized on a straight-line basis over their estimated useful lives of 10 years, 40 years and 15 years, respectively.

Goodwill

Goodwill is tested for impairment annually during the fourth fiscal quarter or more frequently if an event indicates that the goodwill might be impaired in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Based on such tests, there was no impairment of goodwill recorded in fiscal 2008, 2007 or 2006. Goodwill in the amount of $86,699 is within the Castings segment and $1,437 is within the Other segment.

Impairment of Long-Lived Assets

Property, plant and equipment and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. Based on such analyses, there was no impairment of long-lived assets recorded in fiscal 2008, 2007 or 2006.

Revenue Recognition

Revenues are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed and

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

determinable; and collectibility is reasonably assured. The Company meets these criteria for revenue recognition upon shipment of product, which corresponds with transfer of title.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recognized within net sales. Shipping and handling costs are included in cost of sales.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $1,048, $793 and $564 for the years ended September 30, 2008, 2007 and 2006, respectively.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities and are measured using currently enacted tax rates and laws.

Financial Instruments

The carrying value of the Company’s financial instruments, including accounts receivable, accounts payable, borrowings under the revolving credit facility and capital lease obligations approximates fair value. The fair value of the Company’s 9 1/2% Notes, based on quoted market prices, was approximately $173,250 at September 30, 2008 compared to a carrying value of $225,000. The Company has concluded that it is not practicable to determine the fair value of the $75,000 12 1/2% Notes because they were issued to a related party.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective October 1, 2007. The adoption of FIN 48 did not have any impact on the Company.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company is required to adopt SFAS 157 effective October 1, 2008. The Company does not anticipate adoption of SFAS 157 will have a significant impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt SFAS 159 effective October 1, 2008. The Company does not anticipate adoption of SFAS 159 will have a significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) replaces SFAS No. 141, “Business Combinations”, and applies to all transaction or other events in which an entity obtains control of one or more businesses and combinations achieved without the transfer of consideration. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not anticipate this pronouncement will have significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 is an amendment of Accounting Research Bulletin (ARB) No. 51 and applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement clarifies the definition of a noncontrolling interest, proscribes how transactions involving a noncontrolling interest are to be recorded and revises disclosure in the consolidated financial statements. This statement is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively when initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. This statement is not currently applicable to the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not currently use derivative instruments or engage in hedging activities and, therefore, this statement is not applicable to the Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

conformity with US GAAP for nongovernmental entities. The Company does not expect the adoption of SFAS 162 to have a material effect on its results of operations or financial position.

3.	Acquisition

On August 5, 2008, the Company purchased substantially all of the assets of Morgan’s Welding, Inc. (Morgan’s), a steel fabricator located in Pennsylvania, for a cash purchase price of $4,088. In addition, the Company incurred $261 in direct costs related to the acquisition and assumed $564 of current liabilities. The purchase was financed through borrowings under the existing 2006 Credit Facility. This purchase is expected to significantly improve the Company’s ability to service customers in the municipal markets in the Northeastern United States. Goodwill of $1,437 was recorded as a result of the acquisition and will be amortized over a 15 year period for tax purposes.

The purchase has been accounted for using the purchase method of accounting and accordingly, the consolidated statements of operations include the results of operations of Morgan’s since the date of acquisition. The following table summarizes the preliminary fair values of the assets and the liabilities assumed at the date of acquisition:

Accounts receivable	$827
Inventories	561
Other current assets	13
Property, plant and equipment	1,665
Identifiable intangible assets	410
Goodwill	1,437
Current liabilities	(564)

$4,349

4.	Inventories

Inventories consisted of the following as of September 30:

	2008	2007

Raw materials	$9,899	$6,941
Work in process and finished goods	43,901	41,407
Supplies	17,215	15,848

	$71,015	$64,196

5.	Intangible Assets

Identifiable intangible assets consisted of the following as of September 30:

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer lists	$67,150	$33,515	$67,000	$26,800
Tradenames	16,542	2,063	16,282	1,645
Other	155	51	155	41

	$83,847	$35,629	$83,437	$28,486

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

The Company does not have any intangible assets deemed to have indefinite lives. The Company expects to recognize amortization expense of $7,142 in each of the five fiscal years subsequent to September 30, 2008.

6.	Long-Term Debt

Long-term debt consisted of the following as of September 30:

	2008	2007

12 1/2% Senior Subordinated Notes	$75,000	$75,000
9 1/2% Senior Secured Notes	225,000	225,000
Revolving credit facility	59,683	17,152

	359,683	317,152
Less current portion	59,683	17,152

	$300,000	$300,000

On December 29, 2006, the Company repaid its outstanding indebtedness under its then existing credit facility, repurchased all $133,130 of its outstanding 11% Senior Secured Notes due 2010 through an issuer tender offer, retired $75,000 of its outstanding 13% Senior Subordinated Notes due 2013 (the 13% Notes) by exchanging them for $75,000 of new 12 1/2% Senior Subordinated Notes due 2013 (the 12 1/2% Notes) in a private transaction, and issued a notice to redeem the remaining $25,000 of 13% Notes that remained outstanding after the initial exchange. The remaining 13% Notes were redeemed on February 2, 2007. To fund these payments and to provide cash for capital expenditures, ongoing working capital requirements and general corporate purposes, the Company (a) issued $225,000 of new 9 1/2% Senior Secured Notes due 2017 (the 9 1/2% Notes) and the $75,000 of 12 1/2% Notes and (b) entered into an amended and restated revolving credit facility (the 2006 Credit Facility). The 12 1/2% Notes were issued in a related party transaction with a substantial stockholder of the Company’s ultimate parent, NEI, in exchange for 13% Notes held by such stockholder.

The 2006 Credit Facility provides for borrowings in an amount up to $110,000 and matures on December 31, 2011. Borrowings in the amount of $59,683 were outstanding and Neenah had unused availability of $50,317 under the 2006 Credit Facility as of September 30, 2008. Availability under the 2006 Credit Facility is subject to customary conditions and is limited by the Company’s borrowing base determined by the amount of accounts receivable, inventory, casting patterns and core boxes. Amounts under the 2006 Credit Facility may be borrowed, repaid and reborrowed subject to the terms of the facility. The interest rate on the 2006 Credit Facility is based on LIBOR (3.50% at September 30, 2008) or prime (5.00% at September 30, 2008) plus an applicable margin, based upon the Company meeting certain financial statistics. The weighted-average interest rate on the outstanding borrowings under the 2006 Credit Facility at September 30, 2008 was 4.32%, compared to 7.10% at September 30, 2007. Substantially all of Neenah’s wholly owned subsidiaries are co-borrowers with Neenah under the 2006 Credit Facility. In addition, NFC Castings, Inc. and the remaining wholly owned subsidiaries of Neenah jointly, fully, severally and unconditionally guarantee Neenah’s obligations under the 2006 Credit Facility, subject to customary exceptions for transactions of this type.

The borrowers’ and guarantors’ obligations under the 2006 Credit Facility are secured by first priority liens, subject to customary restrictions, on Neenah’s and the guarantors’ accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing, and by second priority liens (junior to the liens securing the 9 1/2% Notes) on substantially all of our and the guarantors’ remaining assets. The 9 1/2% Notes, and the guarantees in respect thereof, are equal in right of payment to the 2006 Credit Facility, and the guarantees in respect thereof. Borrowings under the 2006 Credit Facility have been classified as current liabilities in the accompanying consolidated balance sheets in accordance with the consensus of Emerging Issues Task Force

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

The 2006 Credit Facility requires the Company to observe certain customary conditions, affirmative covenants and negative covenants including “springing” financial covenants that requires the Company to satisfy a trailing four quarter minimum interest coverage ratio of 2.0x (through the fiscal quarter ending December 31, 2008) or a trailing four quarter minimum fixed charge coverage ratio of 1.0x (commencing with the fiscal quarter ending March 31, 2009) if unused availability is less than $15.0 million for any period of three consecutive business days during a fiscal quarter.

The 9 1/2% Notes mature on January 1, 2017. Interest is payable semiannually on January 1 and July 1. The 9 1/2% Notes are secured by first-priority liens on substantially all of Neenah’s and the guarantors’ assets (other than accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing) and by second-priority liens, junior to the liens for the benefit of the lenders under the 2006 Credit Facility, on Neenah’s and the guarantors’ accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing. Neenah’s obligations under the 9 1/2% Notes are guaranteed on a secured basis by each of its wholly owned subsidiaries.

The 12 1/2% Notes are unsecured and mature on September 30, 2013. Interest of not less than 5% is payable in cash and the remainder (up to 7 1/2%) may be paid-in-kind semiannually on January 1 and July 1. Through July 1, 2008, the Company has paid the interest in cash.

The 9 1/2% and the 12 1/2% Notes are jointly, fully, severally and unconditionally guaranteed by all of Neenah’s subsidiaries. The 9 1/2% Notes and the 12 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. At September 30, 2008, the Company was in compliance with all of these covenants.

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

7.	Commitments and Contingencies

The Company leases certain plants, warehouse space, machinery and equipment, office equipment and vehicles under operating leases, which generally include renewal options. Rent expense under these operating leases for the years ended September 30, 2008, 2007 and 2006 totaled $2,624, $2,985 and $2,923, respectively.

During the years ended September 30, 2008 and 2007, the Company financed purchases of property, plant and equipment totaling $0 and $413, respectively, by entering into capital lease obligations. Property, plant and equipment under leases accounted for as capital leases as of September 30 were as follows:

	2008	2007

Machinery and equipment	$598	$1,757
Less accumulated depreciation	265	551

	$333	$1,206

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Minimum rental payments due under operating and capital leases for fiscal years subsequent to September 30, 2008, are as follows:

	Operating	Capital
	Leases	Leases

2009	$1,715	$96
2010	1,303	96
2011	809	96
2012	387	87
2013	334	105
Thereafter	144	65

Total minimum lease payments	$4,692	545

Less amount representing interest		74

Present value of minimum lease payments		471
Less current portion		71

Capital lease obligations		$400

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

Approximately 65% of the Company’s employees (or approximately 81% of the Company’s hourly workforce) are covered by collective bargaining agreements. The collective bargaining agreement for the Kendallville location of Dalton, which represent approximately 11% of the Company’s employees (or approximately 13% of the Company’s hourly workforce), is scheduled to expire in June 2009.

The Company recently completed the installation phase of its $54 million capital project to replace a 40-year-old mold line at the Neenah facility. This new state-of-the-art mold line is expected to significantly enhance operating efficiencies, increase capacity and provide expanded molding capabilities for the municipal and industrial product lines. Start-up operations began on schedule during the third quarter of fiscal 2008. The second phase of the project includes enhanced core-making capabilities and the inclusion of ductile iron capacity. At September 30, 2008, the Company had expended $49.4 million and an additional $4.7 million of expenditures are necessary to complete the second phase of the new mold line project as of such date. The Company is currently monitoring the feasibility of making the remaining expenditures necessary to complete the second phase of the project in light of the current trends impacting the business.

Due to neighborhood complaints, the Company was operating the Gregg facility under the terms of an order for abatement with the California South Coast Air Quality Management District (SCAQMD). Despite being in compliance with federal and state emission laws, the order required the Company to comply with certain operating parameters in an effort to reduce odors. The order expired on September 20, 2007. On November 5, 2008, Gregg entered into a settlement agreement and release with the SCAQMD regarding outstanding notices of violation (NOV’s). As part of the settlement and release Gregg has agreed, among other things, to implement a supplemental environmental project to further reduce odorous and other emissions from the foundry at a cost of $4.7 million, and in return, all outstanding NOV’s have been discharged and Hearing Board cases dismissed.

The Company is involved in various other claims and litigation in the normal course of business. In the judgment of management, the ultimate resolution of these matters is not likely to materially affect the Company’s consolidated financial statements.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

8.	Subsequent Events

On December 9, 2008, the Company initiated compliance with the U.S. Department of Labor’s Worker Adjustment and Retraining Notification (WARN) Act, by notifying local officials and employees of the potential for production curtailments and employee reductions at the Company’s Gregg Industries, Inc. facility located in El Monte, California.

On December 5, 2008, the Company’s Board of Directors approved the closure of the Company’s Kendallville Manufacturing Facility. The Company expects that the plant, which is located in Kendallville, Indiana, will continue to operate through early March 2009.

9.	Stockholder’s Equity

The authorized capital of the Company consists of 1,000 shares of common stock, with a par value of $100 per share. All shares have equal voting rights.

NEI has a Management Equity Incentive Plan (the Plan) which provides for the issuance of share based awards to key employees and directors of NEI, the Company and their subsidiaries up to an aggregate total of 1,600,000 shares of NEI common stock. The Plan allows for the grant of incentive or non-qualified stock option awards and restricted stock awards. As of September 30, 2008, share based awards to purchase 606,408 shares of NEI common stock were available for grant under the Plan. The Company records compensation expense for this plan ratably over the vesting period.

In fiscal 2008, the Company recorded $39 of stock-based compensation expense associated with the outstanding stock options.

A summary of the Company’s stock option activity for the year ended September 30, 2008 is as follows:

		Weighted
		Average
		Exercise
	Options	Price

Options outstanding, beginning of the year	0	$—
Options granted	147,000	7.77
Options forfeited	(24,000)	7.77
Options exercised	0	—

Options outstanding, end of the year	123,000	$7.77

Options exercisable, end of the year	0

The Company uses the Black-Scholes valuation model to value stock options utilizing the following weighted average assumptions:

Risk-free interest rate	2.84%
Expected volatility	50.00%
Expected dividend yield	0.00%
Expected term (in years)	4.5

The Company used NEI’s and comparable companies’ historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free interest rate was based on U.S. Treasury rates in effect at the time of the grant. NEI has not paid any dividends and does not expect to pay any dividends in the future. The expected option term represents the period of time that the options granted are expected to be outstanding and was based on the average of the vesting term and contractual term. The weighted average per share fair value for stock option grants during fiscal 2008 was $1.41.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

As of September 30, 2008, the Company had $135 of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted average period of 2.3 years.

NEI stock options outstanding as of September 30, 2008 were as follows:

Weighted
		Average	Weighted
		Remaining	Average	Aggregate
	Number	Contractual	Exercise	Intrinsic
Price Range	Outstanding	Life (In Years)	Price	Value

$7.77	123,000	6.3	$7.77	$—

In fiscal 2007, the Company granted 50,000 shares of NEI restricted stock under the Plan which vest in two equal installments on the first and second anniversary of the grant date and were determined to have a grant date fair value of $6.50 per share, based on available quoted market prices. On January 24, 2008, certain of the Company’s non-employee directors were awarded restricted stock units pursuant to the Plan. The restricted stock units represent the right to receive an equal number of shares of NEI common stock. The restricted stock units vest immediately, but the underlying shares will not be distributed until the director terminates service.

Stock compensation expense recognized by the Company associated with restricted stock and restricted stock units for the years ended September 30, 2008, 2007 and 2006, was $369, $41 and $0, respectively. As of September 30, 2008, there was $122 of unrecognized compensation cost related to non-vested stock that is expected to be recognized over a weighted average period of 0.75 years.

10.	Income Taxes

As discussed in Note 2, the Company adopted FIN 48 effective October 1, 2007. As required by FIN 48, the Company has classified the amounts recorded for uncertain tax positions in the consolidated balance sheet at September 30, 2008 as other non-current liabilities to the extent that payment is not anticipated within one year. The prior year consolidated balance sheet has not been restated. Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

Balance at October 1, 2007	$2,268
Gross increases for tax positions of prior years	—
Gross decreases for tax positions of prior years	—
Gross increases for tax positions of the current year	79
Settlements	—
Lapse of statute of limitations	(1,222)

Balance at September 30, 2008	$1,125

As of September 30, 2008, $731 of the unrecognized tax benefits (net of federal benefit on state issues) would reduce the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. During the year ended September 30, 2008, the Company recognized a net cost of $70 in interest and penalties. Total accrued interest and penalties were $823 and $0 at September 30, 2008, respectively.

The Internal Revenue Service has audited the Company’s federal tax returns through September 30, 2007. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to two years after formal notification to the states.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

The provision (credit) for income taxes consisted of the following:

	Years Ended September 30
	2008	2007	2006

Current:
Federal	$(7,759)	$(6,593)	$7,553
State	527	352	1,314

	(7,232)	(6,241)	8,867
Deferred	2,091	(2,578)	(10)

	$(5,141)	$(8,819)	$8,857

The provision (credit) for income taxes differed from the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes as follows:

	Years Ended September 30
	2008	2007	2006

Provision at statutory rate	$(6,011)	$(7,961)	$8,752
State income taxes, net of federal taxes	343	(841)	851
Change in valuation allowance	1,864	—	—
Lapse of statute of limitations	(1,222)	—	—
Change in enacted state tax laws	—	—	(758)
Other	(115)	(17)	12

Provision (credit) for income taxes	$(5,141)	$(8,819)	$8,857

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax assets and liabilities consisted of the following as of September 30:

	2008	2007

Deferred income tax liabilities:
Inventories	$—	$(529)
Property, plant and equipment	(17,750)	(12,339)
Identifiable intangible assets	(18,371)	(21,220)
Other	(521)	(388)

	(36,642)	(34,476)
Deferred income tax assets:
Inventories	492	—
Employee benefit plans	6,588	4,697
Accrued vacation	1,939	1,940
Other accrued liabilities	1,662	926
State net operating loss	1,919	909
Other	1,506	995

Total deferred tax assets	14,106	9,467
Valuation allowance for deferred income tax assets	(1,919)	(55)

	12,187	9,412

Net deferred income tax liability	$(24,455)	$(25,064)

Included in the consolidated balance sheets as:
Current deferred income tax asset	$4,610	$3,070
Noncurrent deferred income tax liability	(29,065)	(28,134)

	$(24,455)	$(25,064)

As of September 30, 2008, the Company had state net operating loss and credit carryforwards of $41,773 which expire in varying amounts through fiscal 2018. A full valuation allowance has been established for the state net operating loss carryforwards at September 30, 2008 due to the uncertainty regarding the realization of the deferred tax benefit through future earnings.

11.	Employee Benefit Plans

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

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Neenah are provided from retirement to age 65. Retirees’ contributions to the plans are based on years of service and age at retirement. The Company funds benefits as incurred.

The Company has elected a measurement date of June 30 for its defined-benefit pension and postretirement health care plans.

Adoption of SFAS 158

As discussed in Note 2, on September 30, 2007, the Company adopted SFAS 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement health care plans in its consolidated balance sheets and related disclosure provisions. Funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets. Upon adoption, the Company recorded an adjustment to accumulated other comprehensive income (loss) representing the recognition of previously unrecorded pension and postretirement healthcare liabilities related to net unrecognized actuarial gains and unrecognized prior service costs and credits. These amounts will be subsequently recognized as a component of net periodic pension cost pursuant to the Company’s historical accounting policy for recognizing such amounts.

Amounts included in accumulated other comprehensive income, net of tax, at September 30, 2008 which have not yet been recognized in net periodic benefit cost were as follows:

		Other
	Pension	Postretirement
	Plans	Benefits

Prior service cost	$499	$1,391
Net actuarial (gain) loss	328	(2,445)

Amounts included in accumulated other comprehensive income, net of tax, at September 30, 2008 expected to be recognized in net periodic benefit cost during the fiscal year ending September 30, 2009 were as follows:

		Other
	Pension	Postretirement
	Plans	Benefits

Prior service cost	$69	$163
Net actuarial (gain) loss	15	(221)

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status

The following table summarizes the funded status of the pension plans and postretirement benefit plans and the amounts recognized in the consolidated balance sheets at September 30, 2008 and 2007:

	Pension
	Benefits		Postretirement Benefits
	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation, July 1	$74,871	$71,914	$5,586	$5,631
Service cost	1,503	1,798	313	179
Interest cost	4,543	4,421	528	324
Unrecognized prior service cost	—	30	—	—
Plan amendments	499	—	2,844
Actuarial gains	(5,210)	(280)	(214)	(123)
Benefits paid	(3,141)	(3,012)	(589)	(425)

Benefit obligation, June 30	$73,065	$74,871	$8,468	$5,586

Change in plan assets:
Fair value of plan assets, July 1	$70,716	$64,373	$—	$—
Actual return (loss) on plan assets	(3,022)	8,781	—	—
Company contributions	3,963	574	589	425
Benefits paid	(3,141)	(3,012)	(589)	(425)

Fair value of plan assets, June 30	$68,516	$70,716	$—	$—

Funded status of the plans:
Benefit obligation in excess of plan assets	$(4,549)	$(4,155)	$(8,468)	$(5,586)
Fourth quarter contributions	—	1,560	148	117

	$(4,549)	$(2,595)	$(8,320)	$(5,469)

Amounts recognized in the consolidated balance sheets at September 30:
Prepaid benefit cost (long-term asset)	$704	$547	$—	$—
Accrued benefit liability (long-term liability)	(5,253)	(3,142)	(8,052)	(5,269)
Accrued benefit liability (current liability)	—	—	(268)	(200)

	$(4,549)	$(2,595)	$(8,320)	$(5,469)

The accumulated benefit obligation for the Company’s defined benefit pension plans was $73,065 and $74,871 at September 30, 2008 and 2007, respectively. At September 30, 2008, pension plans with benefit obligations in excess of plan assets had an aggregate projected benefit obligation of $67,060 and aggregate fair value of plan assets of $61,807.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Benefit Costs

Components of net periodic benefit cost for the years ended September 30 were as follows:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Service cost	$1,503	$1,798	$2,328	$313	$179	$153
Interest cost	4,543	4,421	4,083	528	324	282
Expected return on plan assets	(5,588)	(5,255)	(4,732)	—	—	—
Amortization of prior service cost (credit)	30	30	30	163	(32)	(33)
Recognized net actuarial (gain) loss	(14)	—	185	(206)	(275)	(265)

Net periodic benefit cost	$474	$994	$1,894	$798	$196	$137

Assumptions

Weighted-average assumptions used to determine benefit obligations as of September 30 were as follows:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Discount rate	6.75%	6.25%	6.75%	6.25%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30 were as follows:

	Pension Benefits						Postretirement Benefits
	2008		2007		2006		2008	2007	2006

Discount rate	6.25%		6.25%		5.25%		6.25%	6.25%	5.25%
Expected long-term rate of return on plan assets	7.50	% to	7.50	% to	7.50	% to
	8.50%		8.50%		8.50%		—	—	—

For measurement purposes, the healthcare cost trend rate was assumed to be 9.0% decreasing gradually to 5.0% in 2016 and then remaining at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the healthcare cost trend rate would have the following effect:

	1% Increase	1% Decrease

Effect on total of service cost and interest cost	$174	$(135)
Effect on postretirement benefit obligation	1,389	(1,114)

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Pension Plan Assets

The following table summarizes the weighted-average asset allocations of the pension plans at September 30:

	2008	2007

Asset category:
Equity securities	55%	56%
Debt securities	34	34
Real estate	5	4
Other	6	6

	100%	100%

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

Benefit Payments and Contributions

The following benefit payments are expected to be paid for fiscal years subsequent to September 30, 2008:

2009	$3,436
2010	3,539
2011	3,696
2012	3,900
2013	4,202
2014 — 2018	27,142

$45,915

The Company expects to contribute $1,327 to its pension plans during fiscal 2009.

Defined-Contribution Retirement Plans

The Company sponsors various defined-contribution retirement plans (the Plans) covering substantially all salaried and certain hourly employees. The Plans allow participants to make 401(k) contributions in amounts ranging from 1% to 15% of their compensation. The Company matches between 35% and 50% of the participants’ contributions up to a maximum of 6% of the employee’s compensation, as defined. The Company may make additional voluntary contributions to the Plans as determined annually by the Board of Directors. Total Company contributions amounted to $2,263, $3,268 and $2,448 for the years ended September 30, 2008, 2007 and 2006, respectively.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Other Employee Benefits

The Company provides unfunded supplemental retirement benefits to certain active and retired employees at Dalton. At September 30, 2008, the present value of the current and long-term portion of these supplemental retirement obligations totaled $279 and $1,607, respectively. At September 30, 2007, the present value of the current and long-term portion of these supplemental retirement obligations totaled $262 and $1,871, respectively.

Certain of Dalton’s hourly employees are covered by a multi-employer, defined-benefit pension plan pursuant to a collective bargaining agreement. The Company’s expense for the years ended September 30, 2008, 2007 and 2006, was $320, $334 and $356, respectively.

Substantially all of Mercer’s union employees are covered by a multiemployer, defined-benefit pension plan pursuant to a collective bargaining agreement. The Company’s expense for the years ended September 30, 2008, 2007 and 2006, was $224, $197 and $221, respectively.

12.	Segment Information

The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells gray and ductile iron castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market. The Other segment includes machining operations, steel fabricating and freight hauling.

The Company evaluates performance and allocates resources based on the operating income before depreciation and amortization charges of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Years Ended September 30
	2008	2007	2006

Revenues from external customers:
Castings	$461,391	$437,592	$490,765
Forgings	41,258	37,113	41,222
Other	18,245	18,321	20,704
Elimination of intersegment revenues	(10,076)	(9,403)	(10,238)

	$510,818	$483,623	$542,452

Net income (loss):
Castings	$(11,226)	$(12,540)	$16,306
Forgings	(1,209)	(1,551)	(605)
Other	468	(150)	643
Elimination of intersegment loss	(65)	223	(195)

	$(12,032)	$(13,928)	$16,149

Total assets:
Castings	$471,509	$431,907	$398,502
Forgings	26,324	19,015	19,146
Other	11,187	8,336	8,145
Elimination of intersegment assets	(22,521)	(15,284)	(14,873)

	$486,499	$443,974	$410,920

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

	Castings	Forgings	Other	Total

Year ended September 30, 2008:
Interest expense	$28,412	$3,671	$386	$32,469
Interest income	73	6	—	79
Provision (credit) for income taxes	(6,930)	1,751	38	(5,141)
Depreciation and amortization expense	21,936	863	1,257	24,056
Expenditures for long-lived assets	39,478	4,817	288	44,583
Year ended September 30, 2007:
Interest expense	$27,649	$3,571	$480	$31,700
Interest income	349	7	—	356
Provision (credit) for income taxes	(9,933)	1,166	(52)	(8,819)
Depreciation and amortization expense	19,046	857	1,152	21,055
Expenditures for long-lived assets	47,475	563	695	48,733
Year ended September 30, 2006:
Interest expense	$29,309	$3,368	$733	$33,410
Interest income	78	—	5	83
Provision for income taxes	7,077	1,569	211	8,857
Depreciation and amortization expense	18,105	916	1,222	20,243
Expenditures for long-lived assets	16,866	417	520	17,803

Geographic Information

		Long-Lived
	Net Sales	Assets(1)

Year ended September 30, 2008:
United States	$486,433	$160,240
Foreign countries	24,385	—

	$510,818	$160,240

Year ended September 30, 2007:
United States	$462,597	$131,550
Foreign countries	21,026	—

	$483,623	$131,550

Year ended September 30, 2006:
United States	$521,193	$96,878
Foreign countries	21,259	—

	$542,452	$96,878

(1)	Represents property, plant and equipment.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

13.	Subsidiary Guarantors

The following tables present condensed consolidating financial information as of September 30, 2008 and 2007 and for each of the three years in the period ended September 30, 2008 for: (a) Neenah, and (b) on a combined basis, the guarantors of the 9 1/2% Notes and the 12 1/2% Notes, which include all of the wholly owned subsidiaries of Neenah (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

Condensed Consolidating Balance Sheet

September 30, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash (overdraft)	$523	$(523)	$—	$—
Accounts receivable, net	47,083	45,406	—	92,489
Inventories	26,570	44,445	—	71,015
Refundable income taxes	7,363	—	—	7,363
Deferred income taxes	688	3,922	—	4,610
Other current assets	1,340	3,146	—	4,486

Total current assets	83,567	96,396	—	179,963
Investments in and advances to subsidiaries	132,206	—	(132,206)	—
Property, plant and equipment, net	94,582	65,658	—	160,240
Deferred financing costs, identifiable intangible assets and goodwill, net	124,127	15,227	—	139,354
Other assets	2,398	4,544	—	6,942

	436,880	181,825	(132,206)	486,499

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$15,381	$24,071	$—	$39,452
Net intercompany payable	—	134,274	(134,274)	—
Accrued wages and employee benefits	4,510	8,015	—	12,525
Accrued interest	7,916	—	—	7,916
Other accrued liabilities	1,173	1,796	—	2,969
Current portion of long-term debt	59,683	—	—	59,683
Current portion of capital lease obligations	—	71	—	71

Total current liabilities	88,663	168,227	(134,274)	122,616
Long-term debt	300,000	—	—	300,000
Capital lease obligations	—	400	—	400
Deferred income taxes	17,980	11,085	—	29,065
Postretirement benefit obligations	8,052	—	—	8,052
Pension benefit obligations	3,545	1,708	—	5,253
Other liabilities	3,896	2,473	—	6,369
Stockholder’s equity (deficit)	14,744	(2,068)	2,068	14,744

	$436,880	$181,825	$(132,206)	$486,499

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

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Operations

Year ended September 30, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$231,433	$286,375	$(6,990)	$510,818
Cost of sales	190,202	266,561	(6,990)	449,773

Gross profit	41,231	19,814	—	61,045
Selling, general and administrative expenses	21,600	17,295	—	38,895
Amortization expense	5,705	1,438	—	7,143
Loss (gain) on disposal of equipment	1	(211)	—	(210)

Operating income	13,925	1,292	—	15,217
Other income (expense):
Interest expense	(15,570)	(16,899)	—	(32,469)
Interest income	23	56	—	79

	(15,547)	(16,843)	—	(32,390)

Loss from operations before income taxes and equity in losses of subsidiaries	(1,622)	(15,551)	—	(17,173)
Credit for income taxes	(486)	(4,655)	—	(5,141)

	(1,136)	(10,896)	—	(12,032)
Equity in losses of subsidiaries	(10,896)	—	10,896	—

Net loss	$(12,032)	$(10,896)	$10,896	$(12,032)

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

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

Year ended September 30, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(12,032)	$(10,896)	$10,896	$(12,032)
Noncash adjustments	10,521	17,275	—	27,796
Changes in operating assets and liabilities	(4,613)	(3,842)	—	(8,455)

Net cash provided by (used in) operating activities	(6,124)	2,537	10,896	7,309
Investing activities
Investments in and advances to subsidiaries	(9,920)	20,816	(10,896)	—
Purchase of property, plant and equipment	(26,273)	(18,310)	—	(44,583)
Acquisition of business	—	(4,349)	—	(4,349)
Other	(660)	(83)	—	(743)

Net cash provided by (used in) investing activities	(36,853)	(1,926)	(10,896)	(49,675)
Financing activity
Net change in revolver balance	42,531	—	—	42,531
Payments on capital lease obligations	—	(165)	—	(165)

Net cash provided by (used in) financing activities	42,531	(165)	—	42,366

Increase (decrease) in cash	(446)	446	—	—
Cash (overdraft) at beginning of year	969	(969)	—	—

Cash (overdraft) at end of year	$523	$(523)	$—	$—

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

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

Year ended September 30, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net income (loss)	$16,149	$(8,033)	$8,033	$16,149
Noncash adjustments	12,228	10,964	—	23,192
Changes in operating assets and liabilities	(14,471)	(119)	—	(14,590)

Net cash provided by operating activities	13,906	2,812	8,033	24,751
Investing activities
Investments in and advances to subsidiaries	733	7,300	(8,033)	—
Purchase of property, plant and equipment	(8,003)	(9,800)	—	(17,803)
Other	(94)	(235)	—	(329)

Net cash used in investing activities	(7,364)	(2,735)	(8,033)	(18,132)
Financing activity
Payments on long-term debt and capital lease obligations	(9,061)	(132)	—	(9,193)

Decrease in cash	(2,519)	(55)	—	(2,574)
Cash (overdraft) at beginning of year	4,952	(1,468)	—	3,484

Cash (overdraft) at end of year	$2,433	$(1,523)	$—	$910

14.	Quarterly Results of Operations (Unaudited)

	Year Ended September 30, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$101,225	$114,658	$154,322	$140,613
Gross profit	13,533	8,836	21,577	17,099
Net income (loss)	(3,779)	(6,281)	2,375	(4,347)

	Year Ended September 30, 2007
	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter

Net sales	$117,342		$111,789	$126,838	$127,654
Gross profit	18,455		11,228	22,712	22,324
Net income (loss)	(12,436	)(a)	(3,997)	1,964	541	(b)

(a)	Net income for the three months ended December 31, 2006 included $20,419 of debt refinancing costs, on a pretax basis. See Note 6 for further details on the debt refinancing.

(b)	Certain non-standard adjustments, primarily related to the capitalization of interest, were recorded in the fourth quarter of fiscal 2007. These adjustments resulted in lower net income of approximately $761 and were deemed to be immaterial with respect to the impact on prior quarters.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Neenah Enterprises, Inc. and
Neenah Foundry Company

We have audited the consolidated financial statements of Neenah Enterprises, Inc. and Neenah Foundry Company as of September 30, 2008 and 2007 and for each of the three years in the period ended September 30, 2008, and have issued our reports thereon dated December 12, 2008 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in the index at Item 15(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
December 12, 2008

Schedule II

Neenah Enterprises, Inc.
Neenah Foundry Company
Valuation and Qualifying Accounts
Years ended September 30, 2006, 2007, and 2008

	Balance at	Additions
	Beginning	Charged to			Balance at
Description	of Period	Expense	Deductions		End of Period
	(Dollars in thousands)

Allowance for doubtful accounts receivable:
2006	$2,093	$433	$641	(A)	$1,885

2007	$1,885	$1,047	$670	(A)	$2,262

2008	$2,262	$937	$371	(A)	$2,828

Reserve for obsolete inventory:
2006	$1,001	$318	$315	(B)	$1,004

2007	$1,004	$669	$73	(B)	$1,600

2008	$1,600	$67	$417	(B)	$1,250

Valuation allowance for deferred tax assets:
2006	$264	$—	$109	(C)	$155

2007	$155	$—	$100	(C)	$55

2008	$55	$1,864	$—		$1,919

(A)	Uncollectible accounts receivable written off, net of recoveries

(B)	Reduction for disposition of inventory

(C)	Adjustment of valuation allowance

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Date: December 29, 2008

NEENAH ENTERPRISES, INC.
NEENAH FOUNDRY COMPANY
(Registrants)

/s/ Jeffrey S. Jenkins
Jeffrey S. Jenkins
Corporate Vice President — Finance and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 29, 2008, by the following persons on behalf of the registrants and in the capacities indicated.

/s/ Robert E. Ostendorf, Jr. Robert E. Ostendorf, Jr.	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Jeffrey S. Jenkins Jeffrey S. Jenkins	Corporate Vice President — Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ William M. Barrett William M. Barrett	Director

/s/ Albert E. Ferrara, Jr. Albert E. Ferrara, Jr.	Director

/s/ David B. Gendell David B. Gendell	Director

/s/ Stephen E. K. Graham Stephen E. K. Graham	Director

/s/ Joseph V. Lash Joseph V. Lash	Director

/s/ Jeffrey G. Marshall Jeffrey G. Marshall	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Neenah Foundry Company does not intend to furnish an annual report or a proxy statement to its security holders.

NEENAH ENTERPRISES, INC.
and
NEENAH FOUNDRY COMPANY

EXHIBIT INDEX
TO
2008 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

2.1	Disclosure Statement for Pre-Petition of Votes with respect to the Prepackaged Joint Plan of Reorganization of ACP Holding Company (now known as Neenah Enterprises, Inc.), NFC Castings, Inc., and Neenah Foundry Company	Exhibit T3E-1 to application for qualification of indenture on Form T-3 filed 7/1/03 (File No. 022-28687)
2.2	Prepackaged Joint Plan of Reorganization of ACP Holding Company, NFC Castings, Inc., Neenah Foundry Company and Certain of its Subsidiaries under Chapter 11 of the United States Bankruptcy Code	Exhibit T3E-2 to application for qualification of indenture on Form T-3 filed 7/1/03 (File No. 022-28687)
3.1	Fourth Amended and Restated Certificate of Incorporation of Neenah Enterprises, Inc.	Exhibit 3.3 to Amendment No. 2 to Neenah Enterprises, Inc.’s Form 10 Registration Statement (SEC File No. 000-52681)
3.2	Amended and Restated Certificate [Articles] of Incorporation of Neenah Foundry Company	Exhibit 3.1 to Neenah Foundry Company’s Form 10-K for the fiscal year ended September 30, 2005 (the “2005 Form 10-K”)
3.3	Amended and Restated Certificate of Incorporation of NFC Castings, Inc.	Exhibit 3.3 to the 2005 Form 10-K
3.4	Amended and Restated Bylaws of Neenah Enterprises, Inc.	Exhibit 3.4 to Amendment No. 2 to Neenah Enterprises, Inc.’s Form 10 Registration Statement (SEC File No. 000-52681)
3.5	Amended Bylaws of Neenah Foundry Company	Exhibit 3.5 to the 2007 Form 10-K
3.6	Amended Bylaws of NFC Castings, Inc.	Exhibit 3.19 to the 2005 Form 10-K
4.1	Warrant Agreement, dated October 8, by and between ACP Holding Company and the Bank of New York as warrant agent	Exhibit 10.3 hereto
4.2	[Reserved]
4.3	Indenture by and among Neenah Foundry Company, the guarantors named therein, and The Bank of New York Trust Company, N.A., as Trustee, dated as of December 29, 2006, for the 9 1/2% Senior Secured Notes due 2017	Exhibit 10.4 hereto

Exhibit			Incorporated Herein	Filed
Number		Description	By Reference To	Herewith

4	.3(a)	Supplemental Indenture, dated as of September 30, 2008, to the Indenture, dated as of December 29, 2006, for the 9 1/2% Senior Secured Notes due 2017, by and among Neenah Foundry Company, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as Trustee	Exhibit 10.4(a) hereto
4.4		Form of Note for the 9 1/2% Senior Secured Notes due 2017	Exhibit 10.5 hereto
4.5		12 1/2% Senior Subordinated Note due 2013	Exhibit 10.7 hereto
10.1		Amended and Restated Loan and Security Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Bank of America, N.A., as agent	Exhibit 10.13 to Neenah Foundry Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007
10	.1(a)	Amendment No. 1, dated as of February 9, 2007, to Amended and Restated Loan and Security Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Bank of America, N.A., as agent	Exhibit 10.6 to Neenah Foundry Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007
10	.1(b)	Increase Notice dated July 17, 2008, pursuant to Amended and Restated Loan and Security Agreement, as amended	Exhibit 10.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated July 17, 2008
10	.1(c)	Consent and Joinder to Loan and Security Agreement, dated as of August 5, 2008	Exhibit 10.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated August 5, 2008
10.2		Subscription Agreement, dated as of October 7, 2003, by and among ACP Holding Company, Neenah Foundry Company, the subsidiary Guarantors named therein and the Investors as defined therein	Exhibit 10.2 to Neenah Foundry Company’s Form S-4 Registration Statement (File No. 333-111008) filed on December 8, 2003 (the “2003 Neenah Foundry Company Form S-4”)
10.3		Warrant Agreement, dated October 8, 2003, by and between ACP Holding Company and the Bank of New York as warrant agent	Exhibit 10.4 to the 2005 Form 10-K
10.4		Indenture by and among Neenah Foundry Company, the guarantors named therein, and The Bank of New York Trust Company, N.A., as Trustee, dated as of December 29, 2006, for the 9 1/2% Senior Secured Notes due 2017	Exhibit 4.1 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

Exhibit			Incorporated Herein	Filed
Number		Description	By Reference To	Herewith

10	.4(a)	Supplemental Indenture, dated as of September 30, 2008, to the Indenture, dated as of December 29, 2006, for the 9 1/2% Senior Secured Notes due 2017, by and among Neenah Foundry Company, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as Trustee	Exhibit 4.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated September 30, 2008
10.5		Form of Note for the 9 1/2% Senior Secured Notes due 2017	Exhibit A to the Indenture filed as Exhibit 10.4 hereto
10.6		Registration Rights Agreement with respect to 9 1/2% Senior Secured Notes due 2017, by and among Neenah Foundry Company, the guarantors named therein, and Credit Suisse Securities (USA) LLC, dated December 29, 2006	Exhibit 4.3 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10.7		12 1/2% Senior Subordinated Note due 2013 issued by Neenah Foundry Company to Tontine Capital Partners, L.P., including the form of indenture relating to the 12 1/2% Senior Subordinated Note due 2013	Exhibit 4.2 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10	.7(a)	Note Guaranty, dated as of September 30, 2008, by Morgan’s Welding, Inc. in favor of Tontine Capital Partners, L.P. related to the 12 1/2% Senior Subordinated Notes due 2013	Exhibit 4.2 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated September 30, 2008
10.8		Registration Rights Agreement with respect to 12 1/2% Senior Subordinated Notes due 2013, by and among Neenah Foundry Company, the guarantors named therein, and Tontine Capital Partners, L.P., dated December 29, 2006	Exhibit 4.4 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10.9		Exchange Agreement by and among Neenah Foundry Company, the guarantors named therein, and Tontine Capital Partners, L.P., dated December 29, 2006, relating to the exchange by Tontine of $75 million of Neenah Foundry Company’s 13% Senior Subordinated Notes due 2013 for the 12 1/2% Senior Subordinated Notes due 2013	Exhibit 10.1 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10	.10*	Amended and Restated Employment Agreement — Robert E. Ostendorf, Jr.	Exhibit 10.2 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated May 14, 2008
10	.11*	Amended and Restated Employment Agreement — John H. Andrews	Exhibit 10.3 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated May 14, 2008
10	.12*	Employment Agreement — Jeffrey S. Jenkins	Exhibit 10.4 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated May 14, 2008

Exhibit			Incorporated Herein	Filed
Number		Description	By Reference To	Herewith

10	.13*	Amended and Restated Employment Agreement — Frank Headington	Exhibit 10.6 to Neenah Enterprises, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008
10	.14*	Consulting Agreement — Gary LaChey	Exhibit 10.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated May 14, 2008
10	.15*	Form of Non-Qualified Stock Option Agreement under the Neenah Enterprises, Inc. Management Equity Incentive Plan	Exhibit 10.2 to Neenah Enterprises, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008
10	.16*	Summary of Non-Employee Director Compensation		X
10	.16(a)*	Form of Directors Restricted Stock Unit Agreement under the Neenah Enterprises, Inc. Management Equity Incentive Plan	Exhibit 10.3 to Neenah Enterprises, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008
10	.17*	Amended and Restated 2003 Severance and Change of Control Plan	Exhibit 10.5 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated May 14, 2008
10	.18*	Neenah Foundry Company Executive Retirement Benefits Policy	Exhibit 10.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated February 18, 2008
10	.19*	Neenah Enterprises, Inc. Incentive Compensation Plan	Exhibit A to Neenah Enterprises, Inc. Proxy Statement for the 2008 Annual Meeting of Stockholders dated December 28, 2007
10	.20*	Neenah Enterprises, Inc. Management Equity Incentive Plan (an amendment and restatement of the Neenah Foundry Company 2003 Management Equity Incentive Plan)	Exhibit B to Neenah Enterprises, Inc.’s Proxy Statement for the 2008 Annual Meeting of Stockholders dated December 28, 2007
10.21		Intercreditor Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company, the guarantors named therein, Bank of America, N.A., as agent, and The Bank of New York Trust Company, N.A., as Trustee and collateral agent	Exhibit 10.2 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10	.21(a)	First Supplement to Intercreditor Agreement, dated as of September 30, 2008, to the Intercreditor Agreement, dated as of December 29, 2006, among Bank of America, N.A., as agent, The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as Trustee and collateral agent, Neenah Foundry Company and certain grantors (as defined therein)	Exhibit 10.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated September 30, 2008

Exhibit			Incorporated Herein	Filed
Number		Description	By Reference To	Herewith

10.22		Security Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company, its subsidiaries party thereto, and the various lenders party thereto in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.3 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10	.22(a)	Security Agreement, dated as of September 30, 2008, by Morgan’s Welding, Inc. in favor of The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.) for the benefit of the Secured Parties referred to therein	Exhibit 10.2 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated September 30, 2008
10.23		Pledge Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company and its subsidiaries party thereto in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.4 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10	.23(a)	Pledge Amendment, dated as of September 30, 2008, by Neenah Foundry Company in favor of The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.) related to the Pledge Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company and its subsidiaries party thereto in favor of The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), for the benefit of the Secured Parties referred to therein	Exhibit 10.3 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated September 30, 2008
10.24		Copyright, Patent, Trademark and License Mortgage, dated as of December 29, 2006, by Neenah Foundry Company in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.5 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10.25		Copyright, Patent, Trademark and License Mortgage, dated as of December 29, 2006, by Advanced Cast Products, Inc. in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.6 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

Exhibit			Incorporated Herein	Filed
Number		Description	By Reference To	Herewith

10.26		Copyright, Patent, Trademark and License Mortgage, dated as of December 29, 2006, by Peerless Corporation in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.7 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10.27		Registration Rights Agreement, dated October 8, 2003, by and between ACP Holding Company and the Initial Holders and Assignment of Rights thereunder.	Exhibit No. 3 to the Schedule 13D filed by Jeffrey L. Gendell, with respect to shares of Neenah Enterprises, Inc. directly owned by Tontine Capital partners, L.P. and by Tontine Capital Overseas Master Fund, L.P., on August 23, 2007
10	.28*	Consulting Agreement — Timothy Koller		X
12.1		Ratio of Earnings to Fixed Charges		X
21		Subsidiaries of Neenah Enterprises, Inc.		X
23		Consent of Independent Registered Public Accounting Firm		X
31.1		Certification of Chief Executive Officer of Neenah Enterprises, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2		Certification of Chief Financial Officer of Neenah Enterprises, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.3		Certification of Chief Executive Officer of Neenah Foundry Company pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.4		Certification of Chief Financial Officer of Neenah Foundry Company pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1		Certification of Chief Executive Officer and Chief Financial Officer of Neenah Enterprises, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2		Certification of Chief Executive Officer and Chief Financial Officer of Neenah Foundry Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

99.1	Securities Purchase Agreement, dated as of May 19, 2006	Exhibit 99.1 to Neenah Foundry Company’s Current Report on Form 8-K dated May 19, 2006
99.2	Stock Purchase Agreement, dated as of May 19, 2006	Exhibit 99.2 to Neenah Foundry Company’s Current Report on Form 8-K dated May 19, 2006
99.3	Transfer Notice, dated as of May 19, 2006	Exhibit 99.3 to Neenah Foundry Company’s Current Report on Form 8-K dated May 19, 2006
99.4	Response Letter, dated May 22, 2006	Exhibit 99.4 to Neenah Foundry Company’s Current Report on Form 8-K dated May 19, 2006

*	Denotes management contract or executive compensation plan or arrangement.