Form 10-Q
period 2008-12-31
NEENAH ENTERPRISES, INC.; NEENAH FOUNDRY CO
filed 2009-02-12
CIK 855667, 1040599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

	Neenah Enterprises, Inc.	Neenah Foundry Company

Large accelerated filer	☐	☐
Accelerated filer	☐	☐
Non-accelerated filer	☐	☑
Smaller reporting company	☑	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Neenah Enterprises, Inc.	Yes ☐ No ☑
Neenah Foundry Company	Yes ☐ No ☑
Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

Neenah Enterprises, Inc.	As of January 31, 2009, Neenah Enterprises, Inc. had 14,625,326 shares of common stock outstanding.

Neenah Foundry Company	As of January 31, 2009, Neenah Foundry Company had 1,000 shares of common stock outstanding, all of which were owned by NFC Castings, Inc, a wholly owned subsidiary of Neenah Enterprises, Inc.

NEENAH ENTERPRISES, INC.
NEENAH FOUNDRY COMPANY
Form 10-Q Index
For the Quarter Ended December 31, 2008

NEENAH ENTERPRISES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	September 30,
	2008	2008(1)
	(Unaudited)
Assets
Current assets:
Cash	$—	$—
Accounts receivable, net	60,167	92,489
Inventories	73,139	71,015
Refundable income taxes	7,363	7,363
Deferred income taxes	4,610	4,610
Other current assets	4,116	4,486

Total current assets	149,395	179,963

Property, plant and equipment	230,355	222,868
Less accumulated depreciation	69,134	62,628

	161,221	160,240

Deferred financing costs, net	2,886	3,000
Identifiable intangible assets, net	46,405	48,218
Goodwill	88,136	88,136
Other assets	7,131	6,942

	$455,174	$486,499

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,433	$39,452
Accrued wages and employee benefits	8,702	12,525
Accrued interest	192	5,572
Accrued interest — related party	2,813	2,344
Other accrued liabilities	2,821	2,669
Current portion of long-term debt	70,131	59,683
Current portion of capital lease obligations	71	71

Total current liabilities	107,163	122,316

Long-term debt	225,000	225,000
Long-term debt — related party	75,000	75,000
Capital lease obligations	1,724	400
Deferred income taxes	23,206	29,065
Postretirement benefit obligations	8,091	8,052
Other liabilities	11,553	11,622

Total liabilities	451,737	471,455

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share — 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — 35,000,000 shares authorized 14,625,326 issued and outstanding at December 31, 2008 and September 30, 2008	146	146
Capital in excess of par value	6,227	6,132
Retained earnings (accumulated deficit)	(3,163)	8,539
Accumulated other comprehensive income	227	227

Total stockholders’ equity	3,437	15,044

	$455,174	$486,499

See notes to condensed consolidated financial statements.

(1)	The balance sheet as of September 30, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NEENAH ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months ended
	December 31,
	2008	2007
Net sales	$97,635	$101,225
Cost of sales	95,311	87,692

Gross profit	2,324	13,533
Selling, general and administrative expenses	9,197	8,983
Restructuring costs	—	1,227
Amortization of intangible assets	1,812	1,782
Gain on disposal of equipment	—	(1)

Total operating expenses	11,009	11,991

Operating income (loss)	(8,685)	1,542
Interest expense	(6,340)	(5,282)
Interest expense — related party	(2,344)	(2,344)

Loss before income taxes	(17,369)	(6,084)
Income tax benefit	(5,667)	(2,305)

Net loss	$(11,702)	$(3,779)

Loss per share:
Basic	$(0.80)	$(0.28)
Diluted	$(0.80)	$(0.28)

Shares used in the computation of loss per share:
Basic	14,600	13,680
Diluted	14,600	13,680
See notes to condensed consolidated financial statements.

NEENAH ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended
	December 31,
	2008	2007
Operating activities
Net loss	$(11,702)	$(3,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,448	5,915
Amortization of deferred financing costs	114	114
Stock-based compensation	95	41
Changes in operating assets and liabilities	(1,111)	(3,009)

Net cash used in operating activities	(4,156)	(718)

Investing activities
Purchase of property, plant and equipment	(6,228)	(14,250)

Net cash used in investing activities	(6,228)	(14,250)

Financing activities
Net change in revolver balance	10,448	15,016
Payments on capital lease obligations	(64)	(51)
Proceeds from exercise of stock warrants	—	3

Net cash provided by financing activities	10,384	14,968

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

See notes to condensed consolidated financial statements.

NEENAH ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)
Note 1 — Basis of Presentation
Neenah Enterprises, Inc. (“NEI”) is a Delaware corporation which has no business activity other than its ownership of NFC Castings, Inc. Neenah Foundry Company (Neenah) is a wholly owned subsidiary of NFC Castings, Inc. NEI, alone or together with its subsidiaries as appropriate in the context, is referred to as “the Company.” The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. Certain reclassifications have been made to the fiscal 2008 condensed consolidated financial statements to conform to the fiscal 2009 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in NEI’s Annual Report on Form 10-K for the year ended September 30, 2008.
Note 2 — Recent Accounting Pronouncements
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted SFAS 157 effective October 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 effective October 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) replaces SFAS No. 141, “Business Combinations”, and applies to all transaction or other events in which an entity obtains control of one or more businesses and combinations achieved without the transfer of consideration. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not anticipate this pronouncement will have a significant impact on our results of operations or financial position.
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
Note 3 — Inventories
The components of inventories are as follows:

	December 31,	September 30,
	2008	2008
Raw materials	$8,765	$9,899
Work in process and finished goods	47,101	43,901
Supplies	17,273	17,215

	$73,139	$71,015

Note 4 — Employee Benefit Plans
Components of Net Periodic Benefit Cost
The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. Components of net periodic benefit costs are as follows for the three month periods ended December 31, 2008 and 2007:

	Pension Benefits		Postretirement Benefits
	Three months ended December 31,		Three months ended December 31,
	2008	2007	2008	2007
Service cost	$370	$461	$78	$55
Interest cost	1,095	1,097	131	81
Expected return on plan assets	(1,235)	(1,364)	—	—
Amortization of prior service cost (credit)	7	4	40	(13)
Recognized net actuarial gain	(3)	—	(50)	(53)

Net periodic benefit cost	$234	$198	$199	$70

Employer Contributions
For the three months ended December 31, 2008, $364 of contributions have been made to the defined-benefit pension plans. The Company presently anticipates contributing an additional $1,594 to fund its pension plans in fiscal 2009 for a total of $1,958.

Note 5 — Closure of Kendallville
Due to pressures of the overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general, the Company is closing its Kendallville Manufacturing Facility in March, 2009. Based on these factors, the Company recorded an additional depreciation charge of $1,875 during the three months ended December 31, 2008, which has been included as cost of sales in the accompanying condensed consolidated statements of operations, to adjust the useful lives of long-lived assets to be abandoned. The closure of Kendallville will result in no material severance payments to employees and the Company is currently evaluating the impact of any other exit or closure related costs.
Note 6 — Cost Reduction Actions
On November 16, 2007, the Company announced a restructuring plan to reduce costs and improve general operating efficiencies. The restructuring primarily consisted of salaried headcount reductions at the Company’s operating facilities. In connection with the restructuring plan, the Company incurred employee termination costs of $1,227, which were recognized as a charge to operations during the first quarter of fiscal 2008. The employee termination costs are presented as restructuring costs in the condensed consolidated statements of operations. During the three months ended December 31, 2007, $244 of employee termination costs were paid, with the remaining $983 recorded in accrued wages and employee benefits in the condensed consolidated balance sheet. As of December 31, 2008, all employee termination costs have been paid. A majority of the employee termination costs relate to headcount reductions in the castings segment with a small portion attributable to the forgings segment.
Note 7 — Acquisition
On August 5, 2008, the Company purchased substantially all of the assets of Morgan’s Welding, Inc. (Morgan’s), a steel fabricator located in Pennsylvania, for a cash purchase price of $4,088. In addition, the Company incurred $261 in direct costs related to the acquisition and assumed $564 of current liabilities. The purchase was financed through borrowings under Neenah’s existing amended and restated credit facility. This purchase is expected to significantly improve the Company’s ability to service customers in the municipal markets in the Northeastern United States. Goodwill of $1,437 was recorded as a result of the acquisition and will be amortized over a 15 year period for tax purposes.
The purchase has been accounted for using the purchase method of accounting and accordingly, the condensed consolidated statements of operations include the results of operations of Morgan’s since the date of acquisition. The following table summarizes the fair values of the assets and the liabilities assumed at the date of acquisition:

Accounts receivable	$827
Inventories	561
Other current assets	13
Property, plant and equipment	1,665
Identifiable intangible assets	410
Goodwill	1,437
Current liabilities	(564)

$4,349

Note 8 — Contingencies
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
In addition to those legal proceedings discussed in our reports to the SEC, we are involved in various claims and litigation in the normal course of business. Although the results of legal proceedings cannot be predicted with certainty, in the judgment of management, the ultimate resolution of these matters is not likely to have a material adverse effect on the Company’s consolidated financial statements.
Note 9 — Subsequent Event
On February 9, 2009, the Company’s Board of Directors approved the closure of the Company’s Gregg Industries, Inc. facility. The Company expects that the plant, which is located in El Monte, California, will continue to operate until May 2009.

Note 10 — Segment Information
The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells gray and ductile iron castings for the industrial and municipal markets, while the Forgings segment manufactures and sells forged components for the industrial market. The Other segment includes machining operations, steel fabricating and freight hauling.
The Company evaluates performance and allocates resources based on the operating income before depreciation and amortization charges of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. Intersegment sales and transfers are recorded at cost plus a share of operating profit. The following segment information is presented:

	Three months ended
	December 31,
	2008	2007
Revenues from external customers:
Castings	$87,280	$90,097
Forgings	8,145	8,998
Other	4,348	4,502
Elimination of intersegment revenues	(2,138)	(2,372)

	$97,635	$101,225

Net loss:
Castings	$(11,012)	$(3,660)
Forgings	(542)	(188)
Other	(313)	(9)
Elimination of intersegment loss	165	78

	$(11,702)	$(3,779)

	December 31,	September 30,
	2008	2008
Total assets:
Castings	$440,131	$471,509
Forgings	25,162	26,324
Other	11,762	11,187
Elimination of intersegment assets	(21,881)	(22,521)

	$455,174	$486,499

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	September 30,
	2008	2008(1)
	(Unaudited)
Assets
Current assets:
Cash	$—	$—
Accounts receivable, net	60,167	92,489
Inventories	73,139	71,015
Refundable income taxes	7,363	7,363
Deferred income taxes	4,610	4,610
Other current assets	4,116	4,486

Total current assets	149,395	179,963

Property, plant and equipment	230,355	222,868
Less accumulated depreciation	69,134	62,628

	161,221	160,240

Deferred financing costs, net	2,886	3,000
Identifiable intangible assets, net	46,405	48,218
Goodwill	88,136	88,136
Other assets	7,131	6,942

	$455,174	$486,499

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$22,433	$39,452
Accrued wages and employee benefits	8,702	12,525
Accrued interest	192	5,572
Accrued interest — related party	2,813	2,344
Other accrued liabilities	3,121	2,969
Current portion of long-term debt	70,131	59,683
Current portion of capital lease obligations	71	71

Total current liabilities	107,463	122,616

Long-term debt	225,000	225,000
Long-term debt — related party	75,000	75,000
Capital lease obligations	1,724	400
Deferred income taxes	23,206	29,065
Postretirement benefit obligations	8,091	8,052
Other liabilities	11,553	11,622

Total liabilities	452,037	471,755

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $100 per share — 1,000 shares authorized, issued, and outstanding	100	100
Capital in excess of par value	5,973	5,878
Retained earnings (accumulated deficit)	(3,163)	8,539
Accumulated other comprehensive income	227	227

Total stockholder’s equity	3,137	14,744

	$455,174	$486,499

See notes to condensed consolidated financial statements.

(1)	The balance sheet as of September 30, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three months ended
	December 31,
	2008	2007
Net sales	$97,635	$101,225
Cost of sales	95,311	87,692

Gross profit	2,324	13,533
Selling, general and administrative expenses	9,197	8,983
Restructuring costs	—	1,227
Amortization of intangible assets	1,812	1,782
Gain on disposal of equipment	—	(1)

Total operating expenses	11,009	11,991

Operating income (loss)	(8,685)	1,542
Interest expense	(6,340)	(5,282)
Interest expense — related party	(2,344)	(2,344)

Loss before income taxes	(17,369)	(6,084)
Income tax benefit	(5,667)	(2,305)

Net loss	$(11,702)	$(3,779)

See notes to condensed consolidated financial statements.

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended
	December 31,
	2008	2007
Operating activities
Net loss	$(11,702)	$(3,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,448	5,915
Amortization of deferred financing costs	114	114
Stock-based compensation	95	40
Changes in operating assets and liabilities	(1,111)	(3,005)

Net cash used in operating activities	(4,156)	(715)

Investing activities
Purchase of property, plant and equipment	(6,228)	(14,250)

Net cash used in investing activities	(6,228)	(14,250)

Financing activities
Net change in revolver balance	10,448	15,016
Payments on capital lease obligations	(64)	(51)

Net cash provided by financing activities	10,384	14,965

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

See notes to condensed consolidated financial statements.

NEENAH FOUNDRY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)
Note 1 — Basis of Presentation
Neenah Foundry Company (Neenah), together with its subsidiaries (collectively, the Company), is a wholly owned subsidiary of NFC Castings, Inc., which is a wholly owned subsidiary of Neenah Enterprises, Inc. (NEI). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. Certain reclassifications have been made to the fiscal 2008 condensed consolidated financial statements to conform to the fiscal 2009 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah’s Annual Report on Form 10-K for the year ended September 30, 2008.
Note 2 — Recent Accounting Pronouncements
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted SFAS 157 effective October 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 effective October 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) replaces SFAS No. 141, “Business Combinations”, and applies to all transaction or other events in which an entity obtains control of one or more businesses and combinations achieved without the transfer of consideration. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not anticipate this pronouncement will have a significant impact on our results of operations or financial position.
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
Note 3 — Inventories
The components of inventories are as follows:

	December 31,	September 30,
	2008	2008
Raw materials	$8,765	$9,899
Work in process and finished goods	47,101	43,901
Supplies	17,273	17,215

	$73,139	$71,015

Note 4 — Employee Benefit Plans
Components of Net Periodic Benefit Cost
The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. Components of net periodic benefit costs are as follows for the three month periods ended December 31, 2008 and 2007:

	Pension Benefits		Postretirement Benefits
	Three months ended December 31,		Three months ended December 31,
	2008	2007	2008	2007
Service cost	$370	$461	$78	$55
Interest cost	1,095	1,097	131	81
Expected return on plan assets	(1,235)	(1,364)	—	—
Amortization of prior service cost (credit)	7	4	40	(13)
Recognized net actuarial gain	(3)	—	(50)	(53)

Net periodic benefit cost	$234	$198	$199	$70

Employer Contributions
For the three months ended December 31, 2008, $364 of contributions have been made to the defined-benefit pension plans. The Company presently anticipates contributing an additional $1,594 to fund its pension plans in fiscal 2009 for a total of $1,958.

Note 5 — Closure of Kendallville
Due to pressures of the overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general, the Company is closing its Kendallville Manufacturing Facility in March, 2009. Based on these factors, the Company recorded an additional depreciation charge of $1,875 during the three months ended December 31, 2008, which has been included as cost of sales in the accompanying condensed consolidated statements of operations, to adjust the useful lives of long-lived assets to be abandoned. The closure of Kendallville will result in no material severance payments to employees and the Company is currently evaluating the impact of any other exit or closure related costs.
Note 6 — Cost Reduction Actions
On November 16, 2007, the Company announced a restructuring plan to reduce costs and improve general operating efficiencies. The restructuring primarily consisted of salaried headcount reductions at the Company’s operating facilities. In connection with the restructuring plan, the Company incurred employee termination costs of $1,227, which were recognized as a charge to operations during the first quarter of fiscal 2008. The employee termination costs are presented as restructuring costs in the condensed consolidated statements of operations. During the three months ended December 31, 2007, $244 of employee termination costs were paid, with the remaining $983 recorded in accrued wages and employee benefits in the condensed consolidated balance sheet. As of December 31, 2008, all employee termination costs have been paid. A majority of the employee termination costs relate to headcount reductions in the castings segment with a small portion attributable to the forgings segment.
Note 7 — Acquisition
On August 5, 2008, the Company purchased substantially all of the assets of Morgan’s Welding, Inc. (Morgan’s), a steel fabricator located in Pennsylvania, for a cash purchase price of $4,088. In addition, the Company incurred $261 in direct costs related to the acquisition and assumed $564 of current liabilities. The purchase was financed through borrowings under Neenah’s existing amended and restated credit facility. This purchase is expected to significantly improve the Company’s ability to service customers in the municipal markets in the Northeastern United States. Goodwill of $1,437 was recorded as a result of the acquisition and will be amortized over a 15 year period for tax purposes.
The purchase has been accounted for using the purchase method of accounting and accordingly, the condensed consolidated statements of operations include the results of operations of Morgan’s since the date of acquisition. The following table summarizes the fair values of the assets and the liabilities assumed at the date of acquisition:

Accounts receivable	$827
Inventories	561
Other current assets	13
Property, plant and equipment	1,665
Identifiable intangible assets	410
Goodwill	1,437
Current liabilities	(564)

$4,349

Note 8 — Contingencies
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
In addition to those legal proceedings discussed in our reports to the SEC, we are involved in various claims and litigation in the normal course of business. Although the results of legal proceedings cannot be predicted with certainty, in the judgment of management, the ultimate resolution of these matters is not likely to have a material adverse effect on the Company’s consolidated financial statements.
Note 9 — Subsequent Event
On February 9, 2009, the Company’s Board of Directors approved the closure of the Company’s Gregg Industries, Inc. facility. The Company expects that the plant, which is located in El Monte, California, will continue to operate until May 2009.

Note 10 — Subsidiary Guarantors
The following tables present condensed consolidating financial information as of December 31, 2008 and September 30, 2008 and for the three months ended December 31, 2008 and 2007 for: (a) Neenah and (b) on a combined basis, the guarantors of the 9 1/2% Notes due 2017 and the 12 1/2% Notes due 2013, which include all of the wholly owned subsidiaries of Neenah (“Subsidiary Guarantors”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.
Condensed Consolidating Balance Sheet
December 31, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash	$(2,573)	$2,573	$—	$—
Accounts receivable, net	26,198	33,969	—	60,167
Inventories	27,250	45,889	—	73,139
Deferred income taxes	688	3,922	—	4,610
Refundable income taxes	7,363	—	—	7,363
Other current assets	1,459	2,657	—	4,116

Total current assets	60,385	89,010	—	149,395

Investments in and advances to subsidiaries	130,327	—	(130,327)	—
Property, plant and equipment, net	96,879	64,342	—	161,221
Deferred financing costs and intangible assets, net	35,888	13,403	—	49,291
Goodwill	86,699	1,437	—	88,136
Other assets	2,397	4,734	—	7,131

	$412,575	$172,926	$(130,327)	$455,174

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$3,606	$18,827	$—	$22,433
Net intercompany payable	—	140,884	(140,884)	—
Accrued liabilities	8,148	6,680	—	14,828
Current portion of long-term debt	70,131	71	—	70,202

Total current liabilities	81,885	166,462	(140,884)	107,463

Long-term debt and capital lease obligations	300,000	1,724	—	301,724
Deferred income taxes	12,009	11,197	—	23,206
Postretirement benefit obligations	8,091	—	—	8,091
Other liabilities	7,453	4,100	—	11,553
Stockholder’s equity (deficit)	3,137	(10,557)	10,557	3,137

	$412,575	$172,926	$(130,327)	$455,174

Note 10 — Subsidiary Guarantors (continued)
Condensed Consolidating Balance Sheet
September 30, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash	$523	$(523)	$—	$—
Accounts receivable, net	47,083	45,406	—	92,489
Inventories	26,570	44,445	—	71,015
Refundable income taxes	7,363	—	—	7,363
Deferred income taxes	688	3,922	—	4,610
Other current assets	1,340	3,146	—	4,486

Total current assets	83,567	96,396	—	179,963

Investments in and advances to subsidiaries	132,206	—	(132,206)	—
Property, plant and equipment, net	94,582	65,658	—	160,240
Deferred financing costs and intangible assets, net	37,428	13,790	—	51,218
Goodwill	86,699	1,437	—	88,136
Other assets	2,398	4,544	—	6,942

	$436,880	$181,825	$(132,206)	$486,499

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$15,381	$24,071	$—	$39,452
Net intercompany payable	—	134,274	(134,274)	—
Accrued liabilities	13,599	9,882	—	23,481
Current portion of long-term debt	59,683	—	—	59,683

Total current liabilities	88,663	168,227	(134,274)	122,616

Long-term debt and capital lease obligations	300,000	400	—	300,400
Deferred income taxes	17,980	11,085	—	29,065
Postretirement benefit obligations	8,052	—	—	8,052
Other liabilities	7,441	4,181	—	11,622
Stockholder’s equity (deficit)	14,744	(2,068)	2,068	14,744

	$436,880	$181,825	$(132,206)	$486,499

Note 10 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Operations
Three months ended December 31, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$43,832	$55,232	$(1,429)	$97,635
Cost of sales	40,288	56,452	(1,429)	95,311

Gross profit (loss)	3,544	(1,220)	—	2,324

Selling, general and administrative expenses	4,879	4,318	—	9,197
Amortization of intangible assets	1,426	386	—	1,812

Operating loss	(2,761)	(5,924)	—	(8,685)

Net interest expense	(4,249)	(4,435)	—	(8,684)

Loss before income taxes and equity in loss of subsidiaries	(7,010)	(10,359)	—	(17,369)
Income tax benefit	(2,287)	(3,380)	—	(5,667)

	(4,723)	(6,979)	—	(11,702)
Equity in loss of subsidiaries	(6,979)	—	6,979	—

Net loss	$(11,702)	$(6,979)	$6,979	$(11,702)

Condensed Consolidating Statement of Operations
Three months ended December 31, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$45,303	$57,357	$(1,435)	$101,225
Cost of sales	36,280	52,847	(1,435)	87,692

Gross profit	9,023	4,510	—	13,533

Selling, general and administrative expenses	5,016	3,967	—	8,983
Restructuring costs	885	342	—	1,227
Amortization of intangible assets	1,427	355	—	1,782
Gain on disposal of equipment	—	(1)	—	(1)

Operating income (loss)	1,695	(153)	—	1,542

Net interest expense	(3,399)	(4,227)	—	(7,626)

Loss before income taxes and equity in loss of subsidiaries	(1,704)	(4,380)	—	(6,084)
Income tax benefit	(646)	(1,659)	—	(2,305)

	(1,058)	(2,721)	—	(3,779)
Equity in loss of subsidiaries	(2,721)	—	2,721	—

Net loss	$(3,779)	$(2,721)	$2,721	$(3,779)

Note 10 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
Three months ended December 31, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(11,702)	$(6,979)	$6,979	$(11,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,179	5,269	—	8,448
Amortization of deferred financing costs	114	—	—	114
Stock-based compensation	95	—	—	95
Changes in operating assets and liabilities	(3,059)	1,948	—	(1,111)

Net cash provided by (used in) operating activities	(11,373)	238	6,979	(4,156)

Investing activities
Investments in and advances to subsidiaries	1,879	5,100	(6,979)	—
Purchase of property, plant and equipment	(4,050)	(2,178)	—	(6,228)

Net cash provided by (used in) investing activities	(2,171)	2,922	(6,979)	(6,228)

Financing activities
Net change in revolver balance	10,448	—	—	10,448
Payments on capital lease obligations	—	(64)	—	(64)

Net cash provided by (used in) financing activities	10,448	(64)	—	10,384

Increase (decrease) in cash	(3,096)	3,096	—	—
Cash at beginning of period	523	(523)	—	—

Cash at end of period	$(2,573)	$2,573	$—	$—

Note 10 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
Three months ended December 31, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(3,779)	$(2,721)	$2,721	$(3,779)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,762	3,153	—	5,915
Amortization of deferred financing costs	114	—	—	114
Stock-based compensation	40	—	—	40
Changes in operating assets and liabilities	(3,190)	185	—	(3,005)

Net cash provided by (used in) operating activities	(4,053)	617	2,721	(715)

Investing activities
Investments in and advances to subsidiaries	574	2,147	(2,721)	—
Purchase of property, plant and equipment	(11,068)	(3,182)	—	(14,250)

Net cash used in investing activities	(10,494)	(1,035)	(2,721)	(14,250)

Financing activities
Net change in revolver balance	15,016	—	—	15,016
Payments on capital lease obligations	—	(51)	—	(51)

Net cash provided by (used in) financing activities	15,016	(51)	—	14,965

Increase (decrease) in cash	469	(469)	—	—
Cash at beginning of period	969	(969)	—	—

Cash at end of period	$1,438	$(1,438)	$—	$—

Note 11 — Segment Information
The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells gray and ductile iron castings for the industrial and municipal markets, while the Forgings segment manufactures and sells forged components for the industrial market. The Other segment includes machining operations, steel fabricating and freight hauling.
The Company evaluates performance and allocates resources based on the operating income before depreciation and amortization charges of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. Intersegment sales and transfers are recorded at cost plus a share of operating profit. The following segment information is presented:

	Three months ended
	December 31,
	2008	2007
Revenues from external customers:
Castings	$87,280	$90,097
Forgings	8,145	8,998
Other	4,348	4,502
Elimination of intersegment revenues	(2,138)	(2,372)

	$97,635	$101,225

Net loss:
Castings	$(11,012)	$(3,660)
Forgings	(542)	(188)
Other	(313)	(9)
Elimination of intersegment loss	165	78

	$(11,702)	$(3,779)

	December 31,	September 30,
	2008	2008
Total assets:
Castings	$440,131	$471,509
Forgings	25,162	26,324
Other	11,762	11,187
Elimination of intersegment assets	(21,881)	(22,521)

	$455,174	$486,499

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
In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report include some “forward-looking statements” that involve risks and uncertainties that could cause our actual results to differ materially from those currently anticipated. Forward-looking statements give our current expectations or forecasts of future events. The words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Factors that could cause our results to differ materially from current expectations include our ability to successfully amend our credit agreement to provide financial covenant relief, if necessary, and/or our ability to otherwise maintain or obtain adequate sources of liquidity; material disruptions to the major industries we serve; continued price fluctuations in the scrap metal market; increases in price or interruptions in the availability of metallurgical coke; regulatory restrictions or requirements; developments affecting the valuation or prospects of the casting and forging industries generally or our business in particular; the outcome of legal proceedings in which we are involved; changes in economic conditions affecting us, our customers and our suppliers; and other factors described or referenced in our Form 10-K for the year ended September 30, 2008 or subsequent SEC filings. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.
Recent Developments
     Gregg Closure. On February 9, 2009, the Company’s Board of Directors approved the closure of the Company’s Gregg Industries, Inc. facility. The Company expects that the plant, which is located in El Monte, California, will continue to operate until May 2009. The decision to close the facility was made due to the pressures of an overall weak economy and the loss of manufacturing orders for the Gregg facility.
     Deferral of Interest Payment on 12 1/2% Notes. As provided for in the December 23,2008 notice to Tontine, the holder of all of Neenah’s $75 million of 12 1/2% Senior Subordinated Notes due 2013 (the “12 1/2% notes”), the Company elected to defer the payment of 7 1/2% of the interest due on the 12 1/2% Notes with respect to the January 1, 2009 interest payment date (representing a deferral of an interest payment of approximately $2.8 million), as is permitted under the terms of the outstanding 12 1/2% Notes. See the description of the 12 1/2% Notes in this section under “Liquidity and Capital Resources — 12 1/2% Notes” for further information regarding the deferral of interest under the 12 1/2% Notes.
     Kendallville Closure. On December 5, 2008, the Company’s Board of Directors approved the closure of the Company’s Kendallville Manufacturing Facility. The Company expects that the plant, which is located in Kendallville, Indiana, will continue to operate through early March 2009. The decision to close the facility was made due to the pressures of an overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general. See Note 5 to the condensed consolidated financial statements for further information.
     Tontine Intentions. On November 10, 2008, Tontine Capital Partners, L.P. (“Tontine”) announced its intention to begin to explore alternatives for the disposition of their holdings in NEI and Neenah. The timing, manner and aggregate amount of any such dispositions is unknown at this time and may have a substantial effect on the future capital structure and operations of the Company. Additionally, as discussed under Item 1A. Risk Factors in our Form 10-K for the fiscal year ended September 30, 2008, Tontine’s disposition of their holdings in NEI could result in a change of control event under the 2006 Credit Facility (as defined in “Refinancing Transactions” below), the 9 1/2% Notes and the 12 1/2% Notes. See “Risk Factors — The terms of Neenah’s debt impose restrictions on us that may affect our ability to successfully operate our business. In addition, we may violate applicable financial covenants in our debt agreements if the unused availability under our 2006 Credit Facility falls below $15.0 million” in our Form 10-K for the fiscal year ended September 30, 2008.
     Order for Abatement at Gregg Facility. Due to neighborhood complaints, we were operating the Gregg facility under the terms of an order for abatement with the California South Coast Air Quality Management District (SCAQMD). Despite being in compliance with federal and state emission laws, the order required us to comply with certain SCAQMD operating parameters in an effort to reduce odors. Failure to operate within such criteria could have resulted in the SCAQMD terminating operations at the Gregg facility. The order expired on September 20, 2007. On November 5, 2008, Gregg entered into a settlement agreement and release with the SCAQMD regarding outstanding notices of violation (NOV’s). As part of the settlement and release, Gregg has agreed, among other things, to implement a supplemental environmental project to further reduce odorous and other emissions from the foundry at a cost of $4.7 million, and in return, all outstanding NOV’s have been discharged and Hearing Board cases dismissed.
     New Mold Line. We recently completed the installation phase of our $54 million capital project to replace a 40-year-old mold line at the Neenah facility. This new state-of-the-art mold line is expected to significantly enhance operating efficiencies, increase capacity and provide expanded molding capabilities for the municipal and industrial product lines. Start-up operations began on schedule during the third quarter of fiscal 2008. The second phase of the project includes enhanced core-making capabilities and the inclusion of ductile iron capacity. At December 31, 2008, we had expended $51.1 million and an additional $3.0 million of expenditures are necessary to complete the second phase of the new mold line project as of such date. We are currently monitoring the feasibility of making the remaining expenditures necessary to complete the second phase of the project in light of the current trends impacting our business.
     Asset Purchase. On August 5, 2008, the Company purchased substantially all of the assets of Morgan’s Welding, Inc. (Morgan’s), a steel fabricator located in Pennsylvania, for a cash purchase price of $4.1million. In addition, the Company incurred $0.3 million in direct costs related to the acquisition and assumed $0.6 million of current liabilities. The purchase was financed through borrowings under the 2006 Credit Facility. This purchase is expected to significantly improve the Company’s ability to service customers in the municipal markets in the Northeastern United States. See Note 7 to the condensed consolidated financial statements for further information.
     Increase of 2006 Credit Facility. On July 17, 2008, we received the consent and waiver of our existing lenders to increase the maximum amount of financing available under the 2006 Credit Facility from $100 million to $110 million. The increase occurred in accordance with the accordion feature in the 2006 Credit Facility.
     Labor Agreement at Mercer. In June 2008, production employees at the Mercer facility agreed to a new four-year collective bargaining agreement. This new agreement expires in June 2012.
     Labor Agreement at Dalton. In April 2008, production employees at the Dalton-Warsaw facility agreed to a new five-year collective bargaining agreement. This new agreement expires in April 2013.
     Steel Scrap Volatility. We have experienced significant fluctuations in the cost of steel scrap used in our manufacturing process. From December 2007 to July 2008, the cost of steel scrap (measured by quoted prices for shredded steel by Iron Age publication for the Chicago market) rose $313 per ton and then decreased $218 per ton from July 2008 to September 2008. The cost of steel scrap has decreased by $136 per ton from September 2008 to December 2008. Of all the varying costs of raw materials, fluctuations in the cost of steel scrap impact our business the most. The cost for steel scrap is subject to market forces that are unpredictable and largely beyond our control, including demand by U.S. and international industries, freight costs and speculation. Although we have surcharge arrangements with our industrial customers that enable us to adjust industrial casting prices to reflect steel scrap cost fluctuations, these adjustments have historically lagged behind the current cost of steel scrap during periods of rapidly rising or falling steel scrap costs because these adjustments were generally based on average market costs for prior periods. We have made changes to our surcharge procedures with our industrial customers in an attempt to recover scrap cost increases on a more real time basis. We have historically recovered steel scrap cost increases for municipal products through periodic price increases. However, increases in steel scrap costs in fiscal 2008 forced us to institute price increases coupled with a surcharge on our municipal casting products. Our ability to recover steel scrap increases from our customers determines the extent of the adverse effect they have on our business, financial condition and results of operations.
     Cost Reduction Actions. On November 16, 2007, we announced a restructuring plan intended to reduce costs and improve general operating efficiencies. The restructuring primarily consisted of salaried headcount reductions at the Company’s operating facilities. In connection with the restructuring plan, the Company incurred employee termination costs of $1.2 million, on a pretax basis, which were recognized as a charge to operations during the first quarter of fiscal 2008. See Note 6 to the condensed consolidated financial statements for further information.

Results of Operations
The following discussions compare the results of operations of the Company for the three months ended December 31, 2008, to the results of the operations of the Company for the three months ended December 31, 2007.
Three months ended December 31, 2008 and 2007
Net sales. Net sales for the three months ended December 31, 2008 were $97.6 million, which were $3.6 million or 3.5% lower than the quarter ended December 31, 2007. The decrease was primarily the result of a 13.7% decrease in volume, as measured in tons sold. The loss in volume was partially offset by surcharge and price increases as a result of higher metal costs being passed through to the customer. Sales to the construction and agriculture equipment market were up approximately $3.9 million in the first quarter of fiscal 2009 from the first quarter of fiscal 2008. Sales of heavy-duty truck products were down approximately $5.1 million in the first quarter of fiscal 2009 from the first quarter of fiscal 2008. Sales to heating, ventilation and air conditioning (HVAC) customers were down approximately $1.1 million in the first quarter of fiscal 2009 from the first quarter of fiscal 2008. Sales of municipal products were down approximately $0.6 million in the first quarter of fiscal 2009 from the first quarter of fiscal 2008. Sales to other markets were down approximately $0.7 million in the first quarter of fiscal 2009 from the first quarter of fiscal 2008.
Cost of sales. Cost of sales for the three months ended December 31, 2008 were $95.3 million, an increase of $7.6 million, or 8.7%, as compared to the quarter ended December 31, 2007. Cost of sales as a percentage of net sales increased to 97.6% for the three months ended December 31, 2008 from 86.7% for the three months ended December 31, 2007. The increase is a result of an additional depreciation charge of $1.9 million to adjust the useful lives of long lived assets at our Kendallville Manufacturing Facility, as discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1 above, along with an approximately 20% increase in raw material unit costs, principally in the price of steel scrap, and the inability to spread fixed manufacturing costs over additional inventory due to lower production levels.
Gross profit. Gross profit for the three months ended December 31, 2008 was $2.3 million, a decrease of $11.2 million, or 82.8%, as compared to the quarter ended December 31, 2007. Gross profit as a percentage of net sales decreased to 2.4% for the three months ended December 31, 2008 from 13.3% for the three months ended December 31, 2007, as a result of the additional depreciation charge, increased raw material costs and a decreased ability to absorb fixed costs due to lower production levels as discussed above.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended December 31, 2008 were $9.2 million, an increase of $0.2 million, or 2.2%, as compared to the quarter ended December 31, 2007. Selling, general and administrative expenses as a percentage of net sales increased to 9.4% for the quarter ended December 31, 2008 from 8.9% for the quarter ended December 31, 2007. The increase was due to AQMD expenses incurred at Gregg and the inclusion of Morgan’s operations.
Restructuring costs. The Company recorded $1.2 million of restructuring costs during the three months ended December 31, 2007. These costs consisted of employee termination costs incurred as a result of salaried headcount reductions at the Company’s operating facilities.
Amortization of intangible assets. Amortization of intangible assets was $1.8 million for the three months ended December 31, 2008 and 2007.
Operating income (loss). Operating loss was $8.7 million for the three months ended December 31, 2008, a decrease of $10.2 million from an operating income of $1.5 million for the quarter ended December 31, 2007. As a percentage of net sales, the operating loss was 8.9% for the three months ended December 31, 2008 compared to operating income of 1.5% for the three months ended December 31, 2007. The decrease in operating income was a result of reduced sales volumes, increased raw material costs, and the additional depreciation related to long-lived assets at the Kendallville Manufacturing Facility.
Net interest expense. Net interest expense was $8.7 million for the three months ended December 31, 2008 compared to $7.6 million for the quarter ended December 31, 2007. The increase in interest expense was the result of the increased level of borrowing on the revolving line of credit.
Income tax provision. The effective tax rate for the three months ended December 31, 2008 and 2007 was 32.6% and 37.9%, respectively. The decrease in the effective tax rate is primarily due to the recording of a valuation allowance on state tax net operating loss carry forwards.

Liquidity and Capital Resources
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
As of December 31, 2008, our outstanding indebtedness consisted of Neenah’s $225.0 million of outstanding 9 1/2% Notes, $1.8 million of capital lease obligations, Neenah’s $75.0 million of outstanding 12 1/2% Notes, and $70.1 million of borrowings outstanding under Neenah’s 2006 Credit Facility. Our primary sources of liquidity in the future will be cash flow from operations and borrowings under Neenah’s 2006 Credit Facility. We expect that ongoing requirements for debt service, capital expenditures, including the remaining expenditures for Neenah’s new mold line, and other operating needs will be funded from these sources of funds.
2006 Credit Facility. As expanded by the utilization of the $10 million “accordion provision” in July 2008, the 2006 Credit Facility provides for borrowings in an amount up to $110.0 million and matures on December 31, 2011. Outstanding borrowings bear interest at rates based on the lenders’ Base Rate, as defined in the 2006 Credit Facility, or, if Neenah so elects, at an adjusted rate based on LIBOR. Availability under the 2006 Credit Facility is subject to customary conditions and is limited by our borrowing base determined by the amount of our accounts receivable, inventories and casting patterns and core boxes. Amounts under the 2006 Credit Facility may be borrowed, repaid and reborrowed subject to the terms of the facility.
Most of Neenah’s wholly owned subsidiaries are co-borrowers under the 2006 Credit Facility and are jointly and severally liable with Neenah for all obligations under the 2006 Credit Facility, subject to customary exceptions for transactions of this type. In addition, NFC Castings, Inc. (“NFC”), NEI’s immediate subsidiary, and Neenah’s remaining wholly owned subsidiaries jointly, fully, severally and unconditionally guarantee the borrowers’ obligations under the 2006 Credit Facility, subject to customary exceptions for transactions of this type. The borrowers’ and guarantors’ obligations under the 2006 Credit Facility are secured by first priority liens, subject to customary restrictions, on Neenah’s and the guarantors’ accounts receivable, inventories, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing, and by second priority liens (junior to the liens securing the 9 1/2% Notes) on substantially all of our and the guarantors’ remaining assets. The 9 1/2% Notes discussed below, and the guarantees in respect thereof, are equal in right of payment to the 2006 Credit Facility, and the guarantees in respect thereof.
The 2006 Credit Facility requires Neenah to prepay outstanding principal amounts upon certain asset sales, upon certain equity offerings, and under certain other circumstances. It also requires us to observe certain customary conditions, affirmative covenants and negative covenants including “springing” financial covenants that require us to satisfy a trailing four quarter minimum interest coverage ratio of 2.0x (through the fiscal quarter ended December 31, 2008) or a trailing four quarter minimum fixed charge coverage ratio of 1.0x (commencing with the fiscal quarter ending March 31, 2009) if our unused availability is less than $15.0 million for any period of three consecutive business days during a fiscal quarter. As of December 31, 2008, our borrowing base was $94.2 million and outstanding borrowings were $70.1 million. Therefore, our unused availability was $24.1 million, or $9.1 million in excess of the $15.0 million threshold, and it did not fall below $15.0 million at any time during the quarter then ended; consequently, the minimum interest coverage ratio was not applicable. However, had we been required to calculate the minimum interest coverage ratio for the twelve month period ended December 31, 2008, we would have not satisfied the required ratio. At December 31, 2008, Neenah was in compliance with applicable bank covenants. Non-compliance with the covenants could result in the requirement to immediately repay all amounts outstanding under the 2006 Credit Facility and cause a cross default under our outstanding notes, which could have a material adverse effect on our results of operations, financial position and cash flow. The 2006 Credit Facility also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and certain changes of ownership or control of us, Neenah, or NFC. We are prohibited from paying dividends, with certain limited exceptions, and are restricted to a maximum yearly stock repurchase of $1.0 million.
9 1/2% Notes. The $225.0 million of outstanding 9 1/2% Notes mature on January 1, 2017. The 9 1/2% Notes are fully and unconditionally guaranteed by Neenah’s existing and certain future direct and indirect wholly-owned domestic restricted subsidiaries. The 9 1/2% Notes and the guarantees are secured by first-priority liens on substantially all of Neenah’s and the guarantors’ assets (other than accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing) and by second-priority liens, junior to the liens for the benefit of the lenders under the 2006 Credit Facility, on Neenah’s and the guarantors’ accounts receivable, inventories, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing. Interest on the 9 1/2% Notes is payable on a semi-annual basis. Subject to the restrictions in the 2006 Credit Facility, the 9 1/2% Notes are redeemable at our option in whole or in part at any time on or after January 1, 2012, at the redemption price specified in the indenture governing the 9 1/2% Notes (104.750% of the principal amount redeemed beginning January 1, 2012, 103.167% beginning January 1, 2013, 101.583% beginning January 1, 2014 and 100.000% beginning January 1, 2015 and thereafter), plus accrued and unpaid interest up to the redemption date. Subject to certain conditions, until January 1, 2010, we also have the right to redeem up to 35% of the 9 1/2% Notes with the proceeds of one or more equity offerings at a redemption price equal to 109.500% of the face amount thereof plus accrued and unpaid interest. Upon the occurrence of a “change of control” as defined in the indenture governing the notes, Neenah is required to make an offer to purchase the 9 1/2% Notes at 101.000% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The 9 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The 9 1/2% Notes also contain customary events of default typical to this type of financing, such as (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.
12 1/2% Notes. The $75.0 million of Neenah’s outstanding 12 1/2% Notes mature on September 30, 2013. The 12 1/2% Notes were issued to Tontine Capital Partners, L.P. (“Tontine”) in exchange for an equal principal amount of Neenah’s 13% Notes that were then held by Tontine. The obligations under the 12 1/2% Notes are senior to Neenah’s subordinated unsecured indebtedness, if any, and are subordinate to the 2006 Credit Facility and the 9 1/2% Notes. Interest on the 12 1/2% Notes is payable on a semi-annual basis. Not less than five percent (500 basis points) of the interest on the 12 1/2% Notes must be paid in cash and the remainder (up to 7 1/2% or 750 basis points) of the interest may be deferred at our option. We must pay interest on any interest so deferred at a rate of 12 1/2% per annum. Neenah elected to defer the payment of 7 1/2% of the interest due on the 12 1/2% Notes with respect to the January 1, 2009 interest payment date (representing a deferral of an interest payment of approximately $2.8 million). Neenah’s obligations under the 12 1/2% Notes are guaranteed on an unsecured basis by each of Neenah’s wholly owned subsidiaries. Subject to the restrictions in the 2006 Credit Facility and in the indenture for the 9 1/2%Notes, the 12 1/2% Notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice, at 100.000% of the principal amount thereof, plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a “change of control,” Neenah is required to make an offer to purchase the 12 1/2% Notes at 101.000% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The 12 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The 12 1/2% Notes also contain customary events of default typical to this type of financing, such as, (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.
Under the capital structure resulting from the Refinancing Transactions, we currently have no principal amortization requirements. We have been using cash flow from operations and a portion of our unused availability under the 2006 Credit Facility to fund the new mold line described above under “Recent Developments.”
For the three months ended December 31, 2008 and December 31, 2007, capital expenditures were $6.2 million and $14.3 million, respectively. The decreased level of capital expenditures for the three months ended December 31, 2008 results from reduced expenditures necessary for the new mold line at the Neenah location described above under “Recent Developments.” Capital expenditures for the new mold line were $1.8 million for the three months ended December 31, 2008 compared to $9.9 million (including capitalized interest of $0.6 million) for the three months ended December 31, 2007. The remaining capital expenditures are normal expenditures necessary to maintain facilities and operations.
Our primary sources of liquidity are cash flow from operations and borrowings under Neenah’s 2006 Credit Facility. At December 31, 2008, we had $70.1 million outstanding under the 2006 Credit Facility and had unused availability of $24.1 million. As noted above, in July, 2008 our maximum availability under the 2006 Credit Facility was increased by $10 million. Net cash used in operating activities during the three months ended December 31, 2008 was $4.2 million, an increase of $3.5 million from net cash of $0.7 million used in operating activities during the three months ended December 31, 2007. Operating cash flows for the three months ended December 31, 2008 are not necessarily indicative of the operating cash flows that may be expected for the remainder of fiscal 2009, due to the seasonality of our business.
Future Capital Needs. We are significantly leveraged. Our ability to meet debt obligations will depend upon future operating performance which will be affected by many factors, some of which are beyond our control. Based on our current level of operations, we anticipate that our operating cash flows, a tax refund of $7.1 million received in January 2009, and borrowings under the 2006 Credit Facility will be sufficient to fund anticipated operational investments, including working capital and capital expenditure needs, for at least the next twelve months. However, our ability to comply with applicable covenants and requirements contained in our debt agreements may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. The recent trends impacting our performance, including a decline in our sales volumes in all markets, and the overall decline in the credit markets and ensuing economic uncertainty have put additional pressure on our ability to maintain unused availability in excess of $15.0 million on the 2006 Credit Facility as well as meet the relevant financial covenant, if applicable. These downward trends are expected to continue to adversely affect our financial results for the remainder of fiscal 2009. Depending on the severity, duration and timing of the impact of these trends, we may need to modify certain provisions of the 2006 Credit Facility relating to calculations of availability under the facility and the potential applicability of the relevant financial covenant under the 2006 Credit Facility, or seek to obtain a waiver of, or amend our financial covenants in the near future. A breach of these covenants could result in a default under the indenture governing the 9 1/2% Notes, under the 12 1/2% Notes and/or the 2006 Credit Facility. If there were an event of default under the indenture for the 9 1/2% Notes, under the 12 1/2% Notes and/or the 2006 Credit Facility, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately and the lenders under the 2006 Credit Facility could terminate their commitments to lend. If we are unable to service our debt requirements as they become due or if we are unable to maintain ongoing compliance with applicable covenants, we may be forced to adopt alternative strategies that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.
Off-Balance Sheet Arrangements
None.
Contractual Obligations
The following table includes the Company’s significant contractual obligations at December 31, 2008 (in millions):

		Less Than			More Than
	Total	1 year	1-3 Years	3-5 Years	5 Years
Long-term debt	$300.0	$—	$—	$75.0	$225.0
Interest on long-term debt	218.3	33.6	61.5	59.1	64.1
Revolving line of credit	70.1	70.1	—	—	—
Interest and fees on revolving line of credit	1.7	1.7	—	—	—
Capital leases	1.8	0.1	0.6	0.6	0.5
Operating leases	4.7	1.7	2.1	0.7	0.2
New mold line commitments	3.0	3.0	—	—	—

Total contractual obligations	$599.6	$110.2	$64.2	$135.4	$289.8

As of December 31, 2008, the Company had no material purchase obligations other than those arising in the ordinary course of business related to inventories and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and post-retirement plans which are discussed in detail in Note 11 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2008. For the three months ended December 31, 2008, $0.4 million of contributions have been made to the Company’s pension plans. The Company presently anticipates contributing an additional $1.6 million to fund its pension plans in fiscal 2009 for a total of $2.0 million. Post-retirement medical claims are paid as they are submitted and are anticipated to be $0.8 million in fiscal 2009.
Critical Accounting Estimates
There have been no changes in critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate Sensitivity. Although the 9 1/2% Notes and the 12 1/2% Notes are subject to fixed interest rates, the Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under the 2006 Credit Facility. As of December 31, 2008, the Company had $70.1 million outstanding under the 2006 Credit Facility. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ending September 30, 2009, the Company’s interest expense would increase or decrease by approximately $0.5 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.
Item 4T. Controls and Procedures
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

NEENAH ENTERPRISES, INC.
NEENAH FOUNDRY COMPANY
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I of our 2008 Annual Report on Form 10-K.
See “Recent Developments—Order for Abatement at Gregg Facility” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report, which is incorporated herein by reference.
From June to October, 2008, Dalton received three Notices of Violation (NOV’s) from the Indiana Department of Environmental Management (IDEM). One of the NOV’s related to monitoring and recordkeeping deviations in Title V air permit requirements and the other two NOV’s related to alleged violations at Dalton’s restricted waste landfill sites. Dalton is working with IDEM to resolve the NOV’s. The Company has accrued $0.3 million at December 31, 2008 for possible penalties and other costs related to the NOV’s.
Fox River Cleanup Matter. Certain areas of the Lower Fox River System in Wisconsin have been designated for remedial activities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) due to PCB contamination. Neenah operates a facility near this area. With respect to the Fox River PCB site, Appleton Papers Inc. (“API”) and NCR Corporation (“NCR”) commenced an action in U.S. District Court for the Eastern District of Wisconsin on January 7, 2008 seeking to allocate among all responsible parties the equitable shares of response costs and natural resources damages associated with the environmental contamination of the Fox River. API and NCR indicated that they believe that other parties, including Neenah, should participate in the funding of this work because they allegedly contributed to the environmental contamination and are responsible parties. Accordingly, in a letter dated March 12, 2008, API and NCR notified Neenah that they were thereby terminating the 2004 tolling and standstill agreement among Neenah, NCR, API, and Arjo Wiggins Appleton Ltd., with the intent of adding Neenah as a party to the referenced litigation. On April 14, 2008, Neenah was served with a third amended complaint and joined as a defendant in the pending lawsuit brought by plaintiffs API and NCR. Plaintiffs make claims against Neenah (and other defendants) for response costs allegedly incurred by plaintiffs, contribution, and declaratory relief. Various case management dates have been set through December, 2009. The Company asserted factual and legal defenses to these claims, and the Company has filed counterclaims against plaintiffs for breach of contract (tolling agreement) and for common law and statutory contribution and indemnity. The Company is also exploring the possibility of reimbursement of certain expenses and defense costs incurred relating to the case from its liability insurance carriers. There have been no amounts accrued for potential liability in this case as of December 31, 2008.
In addition to those legal proceedings discussed in our reports to the SEC, we are involved in various claims and litigation in the normal course of business. Although the results of legal proceedings cannot be predicted with certainty, in the judgment of management, the ultimate resolution of these matters is not likely to have a material adverse effect on our consolidated financial statements.
Item 4. Submission of Matters to a Vote of Security Holders
Neenah Enterprises, Inc. held its Annual Meeting of Stockholders on January 28, 2009. A quorum was present at the Annual Meeting, with 13,378,659 shares out of a total of 14,625,326 shares entitled to cast votes represented in person or by proxy at the meeting. Two proposals were submitted to stockholders at the meeting.
Proposal 1: To elect seven directors for terms expiring at the 2010 Annual Meeting of NEI Stockholders.
The stockholders voted to elect the seven directors nominated by the board of directors to serve as directors until the 2010 Annual Meeting of NEI Stockholders and until their respective successors are duly elected and qualified. The results of the vote are as follows:

	For	Withheld From
William M. Barrett	13,372,576	6,083

Albert E. Ferrara, Jr.	13,313,934	64,725

David B. Gendell	13,262,592	116,067

Stephen E.K. Graham	13,284,523	94,136

Joseph V. Lash	13,058,324	320,335

Jeffrey G. Marshall	13,284,523	94,136

Robert E. Ostendorf, Jr.	13,262,413	116,246
As previously reported in the Company’s Form 8-K filed on February 6, 2009 with the Securities and Exchange Commission, on February 3, 2009, William Barrett resigned as Chairman of the Board and as a director of NEI and all of NEI’s subsidiaries including Neenah

Foundry Company. On February 3, 2009, the Board of Directors appointed Joseph M. Cerulli as a director to fill the vacancy created by Mr. Barrett’s resignation.
The directors of NEI are also the directors of Neenah Foundry Company.
Proposal 2: The ratification of Ernst & Young LLP as the independent registered public accounting firm for the 2009 fiscal year.
The stockholders voted to ratify Ernst & Young LLP as the independent registered public accounting firm for the 2009 fiscal year. The results of the vote are as follows:

For	13,378,659
Against	—
Abstentions	—
Broker Non-Votes	—
Item 6. Exhibits
(a) Exhibits
See the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

NEENAH ENTERPRISES, INC. NEENAH FOUNDRY COMPANY
DATE: February 12, 2009	/s/ Jeffrey S. Jenkins
Jeffrey S. Jenkins
Corporate Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index
to
Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2008

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
31.1	Certification of Chief Executive Officer of Neenah Enterprises, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer of Neenah Enterprises, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.3	Certification of Chief Executive Officer of Neenah Foundry Company pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.4	Certification of Chief Financial Officer of Neenah Foundry Company pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Neenah Enterprises, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Neenah Foundry Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X