Form 10-Q
period 2009-03-31
NEENAH ENTERPRISES, INC.; NEENAH FOUNDRY CO
filed 2009-05-15
CIK 855667, 1040599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission	Name of Registrant, State of Incorporation, Address of Principal	IRS Employer
File No.	Executive Offices, and Telephone No.	Identification No.
000-52681	Neenah Enterprises, Inc.	25-1618281
(a Delaware Corporation)
2121 Brooks Avenue
P.O. Box 729
Neenah, WI 54957
(920) 725-7000

333-28751	Neenah Foundry Company	39-1580331
(a Wisconsin Corporation)
2121 Brooks Avenue
P.O. Box 729
Neenah, WI 54957
(920) 725-7000
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

	Neenah Enterprises, Inc.	Neenah Foundry Company
Large accelerated filer	☐	☐
Accelerated filer	☐	☐
Non-accelerated filer	☐	☑
(Do not check if a smaller reporting company)
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

Neenah Enterprises, Inc.	As of April 30, 2009, Neenah Enterprises, Inc. had 14,625,326 shares of common stock outstanding.

Neenah Foundry Company	As of April 30, 2009, Neenah Foundry Company had 1,000 shares of common stock outstanding, all of which were owned by NFC Castings, Inc, a wholly owned subsidiary of Neenah Enterprises, Inc.

NEENAH ENTERPRISES, INC.
NEENAH FOUNDRY COMPANY
Form 10-Q Index
For the Quarter Ended March 31, 2009

NEENAH ENTERPRISES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	September 30,
	2009	2008(1)
	(Unaudited)
Assets
Current assets:
Cash	$—	$—
Accounts receivable, net	52,294	92,489
Inventories	58,467	71,015
Refundable income taxes	—	7,363
Deferred income taxes	4,610	4,610
Other current assets	3,036	4,486

Total current assets	118,407	179,963

Property, plant and equipment	233,218	222,868
Less accumulated depreciation	79,087	62,628

	154,131	160,240

Deferred financing costs, net	2,771	3,000
Identifiable intangible assets, net	44,593	48,218
Goodwill	—	88,136
Other assets	7,178	6,942

	$327,080	$486,499

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$16,179	$39,452
Accrued wages and employee benefits	11,027	12,525
Accrued interest	5,469	5,572
Accrued interest — related party	5,244	2,344
Other accrued liabilities	4,231	2,669
Current portion of long-term debt	57,776	59,683
Current portion of capital lease obligations	71	71

Total current liabilities	99,997	122,316

Long-term debt	225,000	225,000
Long-term debt — related party	75,000	75,000
Capital lease obligations	1,672	400
Deferred income taxes	11,398	29,065
Postretirement benefit obligations	8,130	8,052
Other liabilities	11,935	11,622

Total liabilities	433,132	471,455

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share — 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — 35,000,000 shares authorized 14,625,326 issued and outstanding at March 31, 2009 and September 30, 2008	146	146
Capital in excess of par value	6,242	6,132
Retained earnings (accumulated deficit)	(112,667)	8,539
Accumulated other comprehensive income	227	227

Total stockholders’ equity (deficit)	(106,052)	15,044

	$327,080	$486,499

See notes to condensed consolidated financial statements.

(1)	The balance sheet as of September 30, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NEENAH ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Net sales	$79,863	$114,658	$177,498	$215,883
Cost of sales	91,207	105,822	186,518	193,514

Gross profit (loss)	(11,344)	8,836	(9,020)	22,369
Selling, general and administrative expenses	8,027	8,917	17,224	17,900
Restructuring costs	3,156	—	3,156	1,227
Goodwill impairment charge	88,136	—	88,136	—
Amortization of intangible assets	1,813	1,780	3,625	3,562
Gain on disposal of equipment	—	(18)	—	(19)

Total operating expenses	101,132	10,679	112,141	22,670

Operating loss	(112,476)	(1,843)	(121,161)	(301)
Interest expense	(5,965)	(5,402)	(12,305)	(10,684)
Interest expense — related party	(2,432)	(2,344)	(4,776)	(4,688)

Loss before income taxes	(120,873)	(9,589)	(138,242)	(15,673)
Income tax benefit	(11,369)	(3,308)	(17,036)	(5,613)

Net loss	$(109,504)	(6,281)	$(121,206)	$(10,060)

Loss per share:
Basic	$(7.50)	$(0.46)	$(8.30)	$(0.74)
Diluted	$(7.50)	$(0.46)	$(8.30)	$(0.74)

Shares used in the computation of loss per share:
Basic	14,600	13,691	14,600	13,686
Diluted	14,600	13,691	14,600	13,686
See notes to condensed consolidated financial statements.

NEENAH ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended
	March 31,
	2009	2008
Operating activities
Net loss	$(121,206)	$(10,060)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,603	11,877
Amortization of deferred financing costs	229	229
Goodwill impairment charge	88,136	—
Stock-based compensation	110	134
Changes in operating assets and liabilities	27,737	(917)

Net cash provided by operating activities	11,609	1,263

Investing activities
Purchase of property, plant and equipment	(9,586)	(28,010)

Net cash used in investing activities	(9,586)	(28,010)

Financing activities
Net change in revolver balance	(1,907)	26,848
Payments on capital lease obligations	(116)	(104)
Proceeds from exercise of stock warrants	—	3

Net cash provided by (used in) financing activities	(2,023)	26,747

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

See notes to condensed consolidated financial statements.

NEENAH ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)
Note 1 — Basis of Presentation
Neenah Enterprises, Inc. (NEI) is a Delaware corporation which has no business activity other than its ownership of NFC Castings, Inc. Neenah Foundry Company (Neenah) is a wholly owned subsidiary of NFC Castings, Inc. NEI, alone or together with its subsidiaries as appropriate in the context, is referred to as “the Company.” The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. Certain reclassifications have been made to the fiscal 2008 condensed consolidated financial statements to conform to the fiscal 2009 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in NEI’s Annual Report on Form 10-K for the year ended September 30, 2008.
Note 2 — Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) which requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial gains and losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position and provide additional disclosures. On September 30, 2007, the Company adopted the provisions of SFAS 158 by recognizing the funded status of its defined benefit pension and postretirement benefit plans in the balance sheet. In addition, the Company will be required to measure the plan assets and benefit obligations as of the date of the year-end balance sheet by September 30, 2009. The Company is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) replaces SFAS No. 141, “Business Combinations”, and applies to all transaction or other events in which an entity obtains control of one or more businesses and combinations achieved without the transfer of consideration. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not anticipate this pronouncement will have a significant impact on its results of operations or financial position.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The Company does not expect the adoption of SFAS 162 to have a material effect on its results of operations or financial position.

Note 3 — Inventories
The components of inventories are as follows:

	March 31,	September 30,
	2009	2008
Raw materials	$9,148	$9,899
Work in process and finished goods	35,004	43,901
Supplies	14,315	17,215

	$58,467	$71,015

Note 4 — Employee Benefit Plans
Components of Net Periodic Benefit Cost
The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. Components of net periodic benefit costs are as follows for the three and six month periods ended March 31, 2009 and 2008:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008
Service cost	$370	$461	$78	$55
Interest cost	1,095	1,097	131	81
Expected return on plan assets	(1,235)	(1,364)	—	—
Amortization of prior service cost (credit)	7	5	40	(13)
Recognized net actuarial gain	(3)	—	(50)	(53)

Net periodic benefit cost	$234	$199	$199	$70

	Pension Benefits		Postretirement Benefits
	Six months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Service cost	$740	$922	$155	$110
Interest cost	2,190	2,194	263	162
Expected return on plan assets	(2,470)	(2,728)	—	—
Amortization of prior service cost (credit)	15	9	80	(26)
Recognized net actuarial gain	(6)	—	(100)	(106)

Net periodic benefit cost	$469	$397	$398	$140

Employer Contributions
For the six months ended March 31, 2009, $456 of contributions have been made to the defined-benefit pension plans. The Company presently anticipates contributing an additional $872 to fund its pension plans in fiscal 2009 for a total of $1,328.

Note 5 — Closure of Kendallville
Due to pressures of the overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general, the Company ceased production at its Kendallville, Indiana manufacturing facility on schedule in March, 2009, and expects to complete the plant shutdown during fiscal 2009. The shutdown will result in 258 employee terminations, with 191 having taken place through March 31, 2009. During the quarter ended March 31, 2009, the Company recorded charges of $1,503 for employee costs, $371 for facilities consolidation, and $1,282 of other related costs in the restructuring costs line item, along with $1,956 for accelerated depreciation and $3,835 to write down inventory and other current assets to market value in the cost of sales line item in the condensed consolidated statement of operations. The Kendallville facility was included in the Casting segment.
An analysis of the restructuring costs activity for the three and six months ended March 31, 2009 follows:

			Total
	Employee		Restructuring
	Costs	Other	Costs
Reserve balance at December 31, 2008	$—	$—	$—
Total net expense accrued	1,503	1,653	3,156
Charges to accrual account	—	(208)	(208)

Reserve balance at March 31, 2009	$1,503	$1,445	$2,948

Note 6 — Closure of Gregg
Due to pressures of the overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general, in February 2009, the Company’s Board of Directors approved the closure of the Company’s Gregg Industries, Inc. facility. The plant, located in El Monte, California, substantially ceased production in late April 2009. The facility’s machining operations will remain operational for the foreseeable future in order to satisfy customer needs related to the remaining inventory. The Company plans to terminate all operations at the El Monte facility, terminate all operational permits and close the business in accordance with applicable laws. Based on these factors, the Company recorded an additional depreciation charge of $3,454 during the three months ended March 31,2009, which has been included in the cost of sales line item in the accompanying condensed consolidated statement of operations, to adjust the useful lives of long-lived assets to be abandoned. The closure of the Gregg facility is not expected to result in any material severance payments to employees and the Company is currently evaluating the impact of any other exit or closure related costs. The Gregg facility was included in the Castings segment.
Note 7 — Goodwill
In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company applies a fair value-based impairment test to the net book value of goodwill on an annual basis, and if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value of the applicable reporting units. Estimated fair value is based on management judgments and assumptions and those fair values are compared with the aggregate carrying value of the reporting units. If the reporting unit carrying amount is greater than the fair value, then the second step must be completed to measure the amount of impairment, if any.
The second step calculates the implied fair value of goodwill of the reporting unit, which is compared to its carrying value. If the implied fair value of the reporting unit is less than its carrying value, an impairment loss is recognized equal to the difference.
During the second quarter of fiscal 2009, based on a combination of factors indicating potential impairment of goodwill, including deteriorating financial results from weakening economic conditions and increases in the Company’s weighted average cost of capital, the Company performed an interim goodwill impairment test of each of its reporting units with a goodwill balance. The fair value of these reporting units was estimated based on a discounted projection of future cash flows. The discount rate used in determining discounted cash flows corresponded with the Company’s cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income were considered as well as business trends and market conditions. The company concluded that the carrying amount of each reporting unit with a goodwill balance was greater than their respective fair values.
The Company is in the process of completing the second step analysis with the assistance of a third party valuation firm, which will be completed in the third quarter of fiscal 2009. The Company recognized a non-cash charge of $88,136 in the second quarter of fiscal 2009 representing its best estimate of goodwill impairment, which will be adjusted, if necessary, concurrent with the completion of the second step analysis.

The changes in the carrying amount of segment goodwill for the six months ended March 31, 2009 are as follows:

	Castings	Other	Consolidated
Balance at September 30, 2008	$86,699	$1,437	$88,136
Estimated impairment charges	(86,699)	(1,437)	(88,136)

Balance at March 31, 2009	$—	$—	$—

Note 8 — Cost Reduction Actions
On November 16, 2007, the Company announced a restructuring plan to reduce costs and improve general operating efficiencies. The restructuring primarily consisted of salaried headcount reductions at the Company’s operating facilities. In connection with the restructuring plan, the Company incurred employee termination costs of $1,227, which were recognized as a charge to operations during the first quarter of fiscal 2008. The employee termination costs are presented as restructuring costs in the condensed consolidated statements of operations. During the six months ended March 31, 2008, $639 of employee termination costs were paid, with the remaining $588 recorded in accrued wages and employee benefits in the condensed consolidated balance sheet. As of March 31, 2009, all employee termination costs have been paid. A majority of the employee termination costs relate to headcount reductions in the Castings segment with a small portion attributable to the Forgings segment.
Note 9 — Acquisition
On August 5, 2008, the Company purchased substantially all of the assets of Morgan’s Welding, Inc. (Morgan’s), a steel fabricator located in Pennsylvania, for a cash purchase price of $4,088. In addition, the Company incurred $261 in direct costs related to the acquisition and assumed $564 of current liabilities. The purchase was financed through borrowings under Neenah’s existing amended and restated credit facility. This purchase is expected to significantly improve the Company’s ability to service customers in the municipal markets in the Northeastern United States. Goodwill of $1,437 was recorded as a result of the acquisition and will be amortized over a 15 year period for tax purposes. During the second quarter of fiscal 2009, this goodwill was written off, as discussed in Note 7.
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

$4,349

Note 10 — Contingencies
On November 5, 2008, the Company entered into a settlement agreement and release with the South Coast Air Quality Management District (District) to resolve outstanding notices of violation (NOVs) and to terminate an abatement order related to its Gregg facility. Aside from resolving the enforcement claims, the main purpose of the settlement agreement is to obligate the Company to undertake various operations measures and projects to reduce or eliminate odors associated with foundry operations. The Company has completed many of the tasks set forth in the settlement agreement. In light of the pending closure of the foundry, however, the Company has not completed, and will not complete, all of the tasks identified in the settlement agreement. Instead, the Company has advised the District that termination of foundry operations has achieved, or will achieve, odor elimination or mitigation which is superior to the odor control which would have been achieved had the Company implemented all the projects and measures set forth in the settlement agreement. The Company currently is discussing with the District how, when or if to modify the settlement agreement in light of the closure of the foundry. Since the 2008 settlement agreement, the District has issued the El Monte facility two NOVs, both of which remain pending. The Company has vigorously disputed the NOVs. The Company has explained, in writing, why both NOVs are not properly issued under law. The District has not yet responded to the Company’s rebuttal of the NOVs.
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

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues from external customers:
Castings	$72,234	$101,318	$159,514	$191,331
Forgings	5,979	11,211	14,124	20,209
Other	3,252	4,459	7,600	8,961
Elimination of intersegment revenues	(1,602)	(2,330)	(3,740)	(4,618)

	$79,863	$114,658	$177,498	$215,883

Net loss:
Castings	$(106,172)	$(6,746)	$(117,184)	$(10,406)
Forgings	(1,589)	306	(2,131)	118
Other	(1,957)	76	(2,270)	67
Elimination of intersegment loss	214	83	379	161

	$(109,504)	$(6,281)	$(121,206)	$(10,060)

	March 31,	September 30,
	2009	2008
Total assets:
Castings	$314,695	$471,509
Forgings	20,217	26,324
Other	10,361	11,187
Elimination of intersegment assets	(18,193)	(22,521)

	$327,080	$486,499

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	September 30,
	2009	2008(1)
	(Unaudited)
Assets
Current assets:
Cash	$—	$—
Accounts receivable, net	52,294	92,489
Inventories	58,467	71,015
Refundable income taxes	—	7,363
Deferred income taxes	4,610	4,610
Other current assets	3,036	4,486

Total current assets	118,407	179,963

Property, plant and equipment	233,218	222,868
Less accumulated depreciation	79,087	62,628

	154,131	160,240

Deferred financing costs, net	2,771	3,000
Identifiable intangible assets, net	44,593	48,218
Goodwill	—	88,136
Other assets	7,178	6,942

	$327,080	$486,499

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$16,179	$39,452
Accrued wages and employee benefits	11,027	12,525
Accrued interest	5,469	5,572
Accrued interest — related party	5,244	2,344
Other accrued liabilities	4,531	2,969
Current portion of long-term debt	57,776	59,683
Current portion of capital lease obligations	71	71

Total current liabilities	100,297	122,616

Long-term debt	225,000	225,000
Long-term debt — related party	75,000	75,000
Capital lease obligations	1,672	400
Deferred income taxes	11,398	29,065
Postretirement benefit obligations	8,130	8,052
Other liabilities	11,935	11,622

Total liabilities	433,432	471,755

Commitments and contingencies

Stockholder’s equity (deficit):
Common stock, par value $100 per share — 1,000 shares authorized, issued, and outstanding	100	100
Capital in excess of par value	5,988	5,878
Retained earnings (accumulated deficit)	(112,667)	8,539
Accumulated other comprehensive income	227	227

Total stockholder’s equity (deficit)	(106,352)	14,744

	$327,080	$486,499

See notes to condensed consolidated financial statements.

(1)	The balance sheet as of September 30, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Net sales	$79,863	$114,658	$177,498	$215,883
Cost of sales	91,207	105,822	186,518	193,514

Gross profit	(11,344)	8,836	(9,020)	22,369
Selling, general and administrative expenses	8,027	8,917	17,224	17,900
Restructuring costs	3,156	—	3,156	1,227
Goodwill impairment charge	88,136	—	88,136	—
Amortization of intangible assets	1,813	1,780	3,625	3,562
Gain on disposal of equipment	—	(18)	—	(19)

Total operating expenses	101,132	10,679	112,141	22,670

Operating income (loss)	(112,476)	(1,843)	(121,161)	(301)
Interest expense	(5,965)	(5,402)	(12,305)	(10,684)
Interest expense — related party	(2,432)	(2,344)	(4,776)	(4,688)

Loss before income taxes	(120,873)	(9,589)	(138,242)	(15,673)
Income tax benefit	(11,369)	(3,308)	(17,036)	(5,613)

Net loss	$(109,504)	$(6,281)	$(121,206)	$(10,060)

See notes to condensed consolidated financial statements.

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended
	March 31,
	2009	2008
Operating activities
Net loss	$(121,206)	$(10,060)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,603	11,877
Amortization of deferred financing costs	229	229
Goodwill impairment charge	88,136	—
Stock-based compensation	110	134
Changes in operating assets and liabilities	27,737	(914)

Net cash provided by operating activities	11,609	1,266

Investing activities
Purchase of property, plant and equipment	(9,586)	(28,010)

Net cash used in investing activities	(9,586)	(28,010)

Financing activities
Net change in revolver balance	(1,907)	26,848
Payments on capital lease obligations	(116)	(104)

Net cash provided by (used in) financing activities	(2,023)	26,744

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

See notes to condensed consolidated financial statements.

NEENAH FOUNDRY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)
Note 1 — Basis of Presentation
Neenah Foundry Company (Neenah), together with its subsidiaries (collectively, the Company), is a wholly owned subsidiary of NFC Castings, Inc., which is a wholly owned subsidiary of Neenah Enterprises, Inc. (NEI). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. Certain reclassifications have been made to the fiscal 2008 condensed consolidated financial statements to conform to the fiscal 2009 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah’s Annual Report on Form 10-K for the year ended September 30, 2008.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) replaces SFAS No. 141, “Business Combinations”, and applies to all transaction or other events in which an entity obtains control of one or more businesses and combinations achieved without the transfer of consideration. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not anticipate this pronouncement will have a significant impact on its results of operations or financial position.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The Company does not expect the adoption of SFAS 162 to have a material effect on its results of operations or financial position.

Note 3 — Inventories
The components of inventories are as follows:

	March 31,	September 30,
	2009	2008
Raw materials	$9,148	$9,899
Work in process and finished goods	35,004	43,901
Supplies	14,315	17,215

	$58,467	$71,015

Note 4 — Employee Benefit Plans
Components of Net Periodic Benefit Cost
The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. Components of net periodic benefit costs are as follows for the three and six month periods ended March 31, 2009 and 2008:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008
Service cost	$370	$461	$78	$55
Interest cost	1,095	1,097	131	81
Expected return on plan assets	(1,235)	(1,364)	—	—
Amortization of prior service cost (credit)	7	5	40	(13)
Recognized net actuarial gain	(3)	—	(50)	(53)

Net periodic benefit cost	$234	$199	$199	$70

	Pension Benefits		Postretirement Benefits
	Six months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Service cost	$740	$922	$155	$110
Interest cost	2,190	2,194	263	162
Expected return on plan assets	(2,470)	(2,728)	—	—
Amortization of prior service cost (credit)	15	9	80	(26)
Recognized net actuarial gain	(6)	—	(100)	(106)

Net periodic benefit cost	$469	$397	$398	$140

Employer Contributions
For the six months ended March 31, 2009, $456 of contributions have been made to the defined-benefit pension plans. The Company presently anticipates contributing an additional $872 to fund its pension plans in fiscal 2009 for a total of $1,328.

Note 5 — Closure of Kendallville
Due to pressures of the overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general, the Company ceased production at its Kendallville, Indiana manufacturing facility on schedule in March, 2009, and expects to complete the plant shutdown during fiscal 2009. The shutdown will result in 258 employee terminations, with 191 having taken place through March 31, 2009. During the quarter ended March 31, 2009, the Company recorded charges of $1,503 for employee costs, $371 for facilities consolidation, and $1,282 of other related costs in the restructuring costs line item, along with $1,956 for accelerated depreciation and $3,835 to write down inventory and other current assets to market value in the cost of sales line item in the condensed consolidated statement of operations. The Kendallville facility was included in the Casting segment.
An analysis of the restructuring costs activity for the three and six months ended March 31, 2009 follows:

			Total
	Employee		Restructuring
	Costs	Other	Costs
Reserve balance at December 31, 2008	$—	$—	$—
Total net expense accrued	1,503	1,653	3,156
Charges to accrual account	—	(208)	(208)

Reserve balance at March 31, 2009	$1,503	$1,445	$2,948

Note 6 — Closure of Gregg
Due to pressures of the overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general, in February 2009, the Company’s Board of Directors approved the closure of the Company’s Gregg Industries, Inc. facility. The plant, located in El Monte, California, substantially ceased production in late April 2009. The facility’s machining operations will remain operational for the foreseeable future in order to satisfy customer needs related to the remaining inventory. The Company plans to terminate all operations at the El Monte facility, terminate all operational permits and close the business in accordance with applicable laws. Based on these factors, the Company recorded an additional depreciation charge of $3,454 during the three months ended March 31,2009, which has been included in the cost of sales line item in the accompanying condensed consolidated statement of operations, to adjust the useful lives of long-lived assets to be abandoned. The closure of the Gregg facility is not expected to result in any material severance payments to employees and the Company is currently evaluating the impact of any other exit or closure related costs. The Gregg facility was included in the Castings segment.
Note 7 — Goodwill
In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company applies a fair value-based impairment test to the net book value of goodwill on an annual basis, and if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value of the applicable reporting units. Estimated fair value is based on management judgments and assumptions and those fair values are compared with the aggregate carrying value of the reporting units. If the reporting unit carrying amount is greater than the fair value, then the second step must be completed to measure the amount of impairment, if any.
The second step calculates the implied fair value of goodwill of the reporting unit, which is compared to its carrying value. If the implied fair value of the reporting unit is less than its carrying value, an impairment loss is recognized equal to the difference.
During the second quarter of fiscal 2009, based on a combination of factors indicating potential impairment of goodwill, including deteriorating financial results from weakening economic conditions and increases in the Company’s weighted average cost of capital, the Company performed an interim goodwill impairment test of each of its reporting units with a goodwill balance. The fair value of these reporting units was estimated based on a discounted projection of future cash flows. The discount rate used in determining discounted cash flows corresponded with the Company’s cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income were considered as well as business trends and market conditions. The company concluded that the carrying amount of each reporting unit with a goodwill balance was greater than their respective fair values.
The Company is in the process of completing the second step analysis with the assistance of a third party valuation firm, which will be completed in the third quarter of fiscal 2009. The Company recognized a non-cash charge of $88,136 in the second quarter of fiscal 2009 representing its best estimate of goodwill impairment, which will be adjusted, if necessary, concurrent with the completion of the second step analysis.

The changes in the carrying amount of segment goodwill for the six months ended March 31, 2009 are as follows:

	Castings	Other	Consolidated
Balance at September 30, 2008	$86,699	$1,437	$88,136
Estimated impairment charges	(86,699)	(1,437)	(88,136)

Balance at March 31, 2009	$—	$—	$—

Note 8 — Cost Reduction Actions
On November 16, 2007, the Company announced a restructuring plan to reduce costs and improve general operating efficiencies. The restructuring primarily consisted of salaried headcount reductions at the Company’s operating facilities. In connection with the restructuring plan, the Company incurred employee termination costs of $1,227, which were recognized as a charge to operations during the first quarter of fiscal 2008. The employee termination costs are presented as restructuring costs in the condensed consolidated statements of operations. During the six months ended March 31, 2008, $639 of employee termination costs were paid, with the remaining $588 recorded in accrued wages and employee benefits in the condensed consolidated balance sheet. As of March 31, 2009, all employee termination costs have been paid. A majority of the employee termination costs relate to headcount reductions in the Castings segment with a small portion attributable to the Forgings segment.
Note 9 — Acquisition
On August 5, 2008, the Company purchased substantially all of the assets of Morgan’s Welding, Inc. (Morgan’s), a steel fabricator located in Pennsylvania, for a cash purchase price of $4,088. In addition, the Company incurred $261 in direct costs related to the acquisition and assumed $564 of current liabilities. The purchase was financed through borrowings under Neenah’s existing amended and restated credit facility. This purchase is expected to significantly improve the Company’s ability to service customers in the municipal markets in the Northeastern United States. Goodwill of $1,437 was recorded as a result of the acquisition and will be amortized over a 15 year period for tax purposes. During the second quarter of fiscal 2009, this goodwill was written off, as discussed in Note 7.
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

$4,349

Note 10 — Contingencies
On November 5, 2008, the Company entered into a settlement agreement and release with the South Coast Air Quality Management District (District) to resolve outstanding notices of violation (NOVs) and to terminate an abatement order related to its Gregg facility. Aside from resolving the enforcement claims, the main purpose of the settlement agreement is to obligate the Company to undertake various operations measures and projects to reduce or eliminate odors associated with foundry operations. The Company has completed many of the tasks set forth in the settlement agreement. In light of the pending closure of the foundry, however, the Company has not completed, and will not complete, all of the tasks identified in the settlement agreement. Instead, the Company has advised the District that termination of foundry operations has achieved, or will achieve, odor elimination or mitigation which is superior to the odor control which would have been achieved had the Company implemented all the projects and measures set forth in the settlement agreement. The Company currently is discussing with the District how, when or if to modify the settlement agreement in light of the closure of the foundry. Since the 2008 settlement agreement, the District has issued the El Monte facility two NOVs, both of which remain pending. The Company has vigorously disputed the NOVs. The Company has explained, in writing, why both NOVs are not properly issued under law. The District has not yet responded to the Company’s rebuttal of the NOVs.
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

Note 11 — Subsidiary Guarantors
The following tables present condensed consolidating financial information as of March 31, 2009 and September 30, 2008 and for the three and six months ended March 31, 2009 and 2008 for: (a) Neenah and (b) on a combined basis, the guarantors of the 9 1/2% Notes due 2017 and the 12 1/2% Notes due 2013, which include all of the wholly owned subsidiaries of Neenah (“Subsidiary Guarantors”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.
Condensed Consolidating Balance Sheet
March 31, 2009

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash	$238	$(238)	$—	$—
Accounts receivable, net	22,647	29,647	—	52,294
Inventories	26,746	31,721	—	58,467
Deferred income taxes	688	3,922	—	4,610
Other current assets	1,193	1,843	—	3,036

Total current assets	51,512	66,895	—	118,407

Investments in and advances to subsidiaries	101,981	—	(101,981)	—
Property, plant and equipment, net	97,519	56,612	—	154,131
Deferred financing costs and intangible assets, net	34,347	13,017	—	47,364
Goodwill	—	—	—	—
Other assets	2,484	4,694	—	7,178

	$287,843	$141,218	$(101,981)	$327,080

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable	$4,904	$11,275	$—	$16,179
Net intercompany payable	—	140,570	(140,570)	—
Accrued liabilities	15,650	10,621	—	26,271
Current portion of long-term debt	57,776	71	—	57,847

Total current liabilities	78,330	162,537	(140,570)	100,297

Long-term debt and capital lease obligations	300,000	1,672	—	301,672
Deferred income taxes	201	11,197	—	11,398
Postretirement benefit obligations	8,130	—	—	8,130
Other liabilities	7,534	4,401	—	11,935
Stockholder’s equity (deficit)	(106,352)	(38,589)	38,589	(106,352)

	$287,843	$141,218	$(101,981)	$327,080

Note 11 — Subsidiary Guarantors (continued)
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

Note 11 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Operations
Three months ended March 31, 2009

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$32,174	$48,762	$(1,073)	$79,863
Cost of sales	30,960	61,320	(1,073)	91,207

Gross profit (loss)	1,214	(12,558)	—	(11,344)

Selling, general and administrative expenses	3,843	4,184	—	8,027
Restructuring costs	—	3,156	—	3,156
Goodwill impairment charge	86,699	1,437	—	88,136
Amortization of intangible assets	1,427	386	—	1,813

Operating loss	(90,755)	(21,721)	—	(112,476)

Net interest expense	(3,965)	(4,432)	—	(8,397)

Loss before income taxes and equity in loss of subsidiaries	(94,720)	(26,153)	—	(120,873)
Income tax benefit	(10,250)	(1,119)	—	(11,369)

	(84,470)	(25,034)	—	(109,504)
Equity in loss of subsidiaries	(25,034)	—	25,034	—

Net loss	$(109,504)	$(25,034)	$25,034	$(109,504)

Condensed Consolidating Statement of Operations
Three months ended March 31, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$44,930	$71,151	$(1,423)	$114,658
Cost of sales	40,037	67,208	(1,423)	105,822

Gross profit	4,893	3,943	—	8,836

Selling, general and administrative expenses	4,731	4,186	—	8,917
Amortization of intangible assets	1,426	354	—	1,780
Gain on disposal of equipment	(2)	(16)	—	(18)

Operating income (loss)	(1,262)	(581)	—	(1,843)

Net interest expense	(3,532)	(4,214)	—	(7,746)

Loss before income taxes and equity in loss of subsidiaries	(4,794)	(4,795)	—	(9,589)
Income tax benefit	(1,681)	(1,627)	—	(3,308)

	(3,113)	(3,168)	—	(6,281)
Equity in loss of subsidiaries	(3,168)	—	3,168	—

Net loss	$(6,281)	$(3,168)	$3,168	$(6,281)

Note 11 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Operations
Six months ended March 31, 2009

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$76,006	$103,994	$(2,502)	$177,498
Cost of sales	71,248	117,772	(2,502)	186,518

Gross profit (loss)	4,758	(13,778)	—	(9,020)

Selling, general and administrative expenses	8,722	8,502	—	17,224
Restructuring costs	—	3,156	—	3,156
Goodwill impairment charge	86,699	1,437	—	88,136
Amortization of intangible assets	2,853	772	—	3,625

Operating loss	(93,516)	(27,645)	—	(121,161)

Net interest expense	(8,214)	(8,867)	—	(17,081)

Loss before income taxes and equity in loss of subsidiaries	(101,730)	(36,512)	—	(138,242)
Income tax benefit	(12,537)	(4,499)	—	(17,036)

	(89,193)	(32,013)	—	(121,206)
Equity in loss of subsidiaries	(32,013)	—	32,013	—

Net loss	$(121,206)	$(32,013)	$32,013	$(121,206)

Condensed Consolidating Statement of Operations
Six months ended March 31, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$90,233	$128,508	$(2,858)	$215,883
Cost of sales	76,317	120,055	(2,858)	193,514

Gross profit	13,916	8,453	—	22,369

Selling, general and administrative expenses	9,747	8,153	—	17,900
Restructuring costs	885	342	—	1,227
Amortization of intangible assets	2,853	709	—	3,562
Gain on disposal of equipment	(2)	(17)	—	(19)

Operating income (loss)	433	(734)	—	(301)

Net interest expense	(6,931)	(8,441)	—	(15,372)

Loss before income taxes and equity in loss of subsidiaries	(6,498)	(9,175)	—	(15,673)
Income tax benefit	(2,327)	(3,286)	—	(5,613)

	(4,171)	(5,889)	—	(10,060)
Equity in loss of subsidiaries	(5,889)	—	5,889	—

Net loss	$(10,060)	$(5,889)	$5,889	$(10,060)

Note 11 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
Six months ended March 31, 2009

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(121,206)	$(32,013)	$32,013	$(121,206)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,357	10,246	—	16,603
Amortization of deferred financing costs	229	—	—	229
Goodwill impairment charge	86,699	1,437	—	88,136
Stock-based compensation	110	—	—	110
Changes in operating assets and liabilities	5,650	22,087	—	27,737

Net cash provided by (used in) operating activities	(22,161)	1,757	32,013	11,609

Investing activities
Investments in and advances to subsidiaries	30,225	1,788	(32,013)	—
Purchase of property, plant and equipment	(6,442)	(3,144)	—	(9,586)

Net cash provided by (used in) investing activities	23,783	(1,356)	(32,013)	(9,586)

Financing activities
Net change in revolver balance	(1,907)	—	—	(1,907)
Payments on capital lease obligations	—	(116)	—	(116)

Net cash used in financing activities	(1,907)	(116)	—	(2,023)

Increase (decrease) in cash	(285)	285	—	—
Cash at beginning of period	523	(523)	—	—

Cash at end of period	$238	$(238)	$—	$—

Note 11 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
Six months ended March 31, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(10,060)	$(5,889)	$5,889	$(10,060)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,523	6,354	—	11,877
Amortization of deferred financing costs	229	—	—	229
Stock-based compensation	134	—	—	134
Changes in operating assets and liabilities	873	(1,787)	—	(914)

Net cash provided by (used in) operating activities	(3,301)	(1,322)	5,889	1,266

Investing activities
Investments in and advances to subsidiaries	(5,348)	11,237	(5,889)	—
Purchase of property, plant and equipment	(19,120)	(8,890)	—	(28,010)

Net cash provided by (used in) investing activities	(24,468)	2,347	(5,889)	(28,010)

Financing activities
Net change in revolver balance	26,848	—	—	26,848
Payments on capital lease obligations	—	(104)	—	(104)

Net cash provided by (used in) financing activities	26,848	(104)	—	26,744

Increase (decrease) in cash	(921)	921	—	—
Cash at beginning of period	969	(969)	—	—

Cash at end of period	$48	$(48)	$—	$—

Note 12 — Segment Information
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

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues from external customers:
Castings	$72,234	$101,318	$159,514	$191,331
Forgings	5,979	11,211	14,124	20,209
Other	3,252	4,459	7,600	8,961
Elimination of intersegment revenues	(1,602)	(2,330)	(3,740)	(4,618)

	$79,863	$114,658	$177,498	$215,883

Net loss:
Castings	$(106,172)	$(6,746)	$(117,184)	$(10,406)
Forgings	(1,589)	306	(2,131)	118
Other	(1,957)	76	(2,270)	67
Elimination of intersegment loss	214	83	379	161

	$(109,504)	$(6,281)	$(121,206)	$(10,060)

	March 31,	September 30,
	2009	2008
Total assets:
Castings	$314,695	$471,509
Forgings	20,217	26,324
Other	10,361	11,187
Elimination of intersegment assets	(18,193)	(22,521)

	$327,080	$486,499

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
In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report include some “forward-looking statements” that involve risks and uncertainties that could cause our actual results to differ materially from those currently anticipated. Forward-looking statements give our current expectations or forecasts of future events. The words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Factors that could cause our results to differ materially from current expectations include our ability to successfully amend our credit agreement or other borrowing arrangements to provide financial covenant relief, if necessary, and/or our ability to otherwise maintain or obtain adequate sources of liquidity; material disruptions to the major industries we serve; continued price fluctuations in the scrap metal market; increases in price or interruptions in the availability of metallurgical coke; regulatory restrictions or requirements; developments affecting the valuation or prospects of the casting and forging industries generally or our business in particular; the outcome of legal proceedings in which we are involved; changes in economic conditions affecting us, our customers and our suppliers; and other factors described or referenced in our Form 10-K for the year ended September 30, 2008 or subsequent SEC filings. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.
Recent Developments
     Goodwill. During the second quarter of fiscal 2009, in accordance with SFAS 142, the Company performed an interim goodwill impairment test, indicating the potential for impairment. Since the reporting unit carrying amounts were determined to be greater than fair value, a second step analysis must be completed to measure the amount of impairment, if any. The Company is in the process of completing the second step analysis with the assistance of a third party valuation firm, which will be completed in the third quarter of fiscal 2009. The Company recognized a non-cash charge of $88,136 in the second quarter of fiscal 2009 representing it best estimate of goodwill impairment, which will be adjusted, if necessary, concurrent with the completion of the second step analysis. See Note 7 to the condensed consolidated financial statements for further information.
     Gregg Closure. In February 2009, the Company’s Board of Directors approved the closure of the Company’s Gregg Industries, Inc. facility. The plant, located in El Monte, California, substantially ceased production in late April 2009. The decision to close the facility was made due to pressures of the overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general. The facility’s machining operations will remain operational for the foreseeable future in order to satisfy customer needs related to the remaining inventory. The Company plans to terminate all operations at the El Monte facility, terminate all operational permits and close the business in accordance with applicable laws. On November 5, 2008, Gregg entered into a settlement agreement and release with the South Coast Air Quality Management District (District) to resolve outstanding notices of violation (NOV’s) and to terminate an abatement order. Aside from resolving the enforcement claims, the main purpose of the settlement agreement is to obligate Gregg to undertake various operations measures and projects to reduce or eliminate odors associated with foundry operations. Gregg has completed many of the tasks set forth in the settlement agreement. In light of the pending closure of the foundry, however, Gregg has not completed, and will not complete, all of the tasks identified in the settlement agreement. Instead, Gregg has advised the District that termination of foundry operations has achieved, or will achieve, odor elimination or mitigation which is superior to the odor control which would have been achieved had Gregg implemented all the projects and measures set forth in the settlement agreement. Gregg currently is discussing with the District how, when or if to modify the settlement agreement in light of the closure of the foundry. See Notes 6 and 10 to the condensed consolidated financial statements for further information.
     Deferral of Interest Payment on 12 1/2% Notes. As provided for in the December 23, 2008 notice to Tontine Capital Partners, L.P. (Tontine), the holder of all of Neenah’s $75 million of 12 1/2% Senior Subordinated Notes due 2013 (the “12 1/2% notes”), the Company elected to defer the payment of 7 1/2% of the interest due on the 12 1/2% Notes with respect to the January 1, 2009 interest payment date (representing a deferral of an interest payment of approximately $2.8 million), as is permitted under the terms of the outstanding 12 1/2% Notes. See the description of the 12 1/2% Notes in this section under “Liquidity and Capital Resources — 12 1/2% Notes” for further information regarding the deferral of interest under the 12 1/2% Notes.
     Kendallville Closure. On December 5, 2008, the Company’s Board of Directors approved the closure of the Company’s Kendallville manufacturing facility. The plant, which is located in Kendallville, Indiana, ceased production in March 2009. The decision to close the facility was made due to the pressures of an overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general. See Note 5 to the condensed consolidated financial statements for further information.
     Tontine Intentions. On November 10, 2008, Tontine announced its intention to begin exploring alternatives for the disposition of their holdings in NEI and Neenah. The timing, manner and aggregate amount of any such dispositions is unknown at this time and may have a substantial effect on the future capital structure and operations of the Company. Additionally, as discussed under Item 1A. Risk Factors in our Form 10-K for the fiscal year ended September 30, 2008, Tontine’s disposition of their holdings in NEI could result in a change of control event under the 2006 Credit Facility (as defined in “Refinancing Transactions” below), the 9 1/2% Notes and the 12 1/2% Notes. See “Risk Factors — The terms of Neenah’s debt impose restrictions on us that may affect our ability to successfully operate our business. In addition, we may violate applicable financial covenants in our debt agreements if the unused availability under our 2006 Credit Facility falls below $15.0 million” in our Form 10-K for the fiscal year ended September 30, 2008.
     New Mold Line. We recently completed the installation phase of our $54 million capital project to replace a 40-year-old mold line at the Neenah facility. This new state-of-the-art mold line is expected to significantly enhance operating efficiencies, increase capacity and provide expanded molding capabilities for the municipal and industrial product lines. Start-up operations began on schedule during the third quarter of fiscal 2008. The second phase of the project includes enhanced core-making capabilities and the inclusion of ductile iron capacity. As of March 31, 2009, we had expended $52.4 million and an additional $2.0 million of expenditures are necessary to complete the second phase of the new mold line project as of such date. We are currently monitoring the feasibility of making the remaining expenditures necessary to complete the second phase of the project in light of the current trends impacting our business.
     Asset Purchase. On August 5, 2008, the Company purchased substantially all of the assets of Morgan’s Welding, Inc. (Morgan’s), a steel fabricator located in Pennsylvania, for a cash purchase price of $4.1 million. In addition, the Company incurred $0.3 million in direct costs related to the acquisition and assumed $0.6 million of current liabilities. The purchase was financed through borrowings under the 2006 Credit Facility. This purchase is expected to significantly improve the Company’s ability to service customers in the municipal markets in the Northeastern United States. See Note 9 to the condensed consolidated financial statements for further information.
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
     Steel Scrap Volatility. We have experienced significant fluctuations in the cost of steel scrap used in our manufacturing process. From December 2007 to July 2008, the cost of steel scrap (measured by quoted prices for shredded steel by Iron Age publication for the Chicago market) rose $313 per ton and then decreased $218 per ton from July 2008 to September 2008. The cost of steel scrap has decreased by $187 per ton from September 2008 to March 2009. Of all the varying costs of raw materials, fluctuations in the cost of steel scrap impact our business the most. The cost for steel scrap is subject to market forces that are unpredictable and largely beyond our control, including demand by U.S. and international industries, freight costs and speculation. Although we have surcharge arrangements with our industrial customers that enable us to adjust industrial casting prices to reflect steel scrap cost fluctuations, these adjustments have historically lagged behind the current cost of steel scrap during periods of rapidly rising or falling steel scrap costs because these adjustments were generally based on average market costs for prior periods. We have made changes to our surcharge procedures with our industrial customers in an attempt to recover scrap cost increases on a more real time basis. We have historically recovered steel scrap cost increases for municipal products through periodic price increases. However, increases in steel scrap costs in fiscal 2008 forced us to institute price increases coupled with a surcharge on our municipal casting products. Our ability to recover steel scrap cost increases from our customers determines the extent of the adverse effect they have on our business, financial condition and results of operations.
     Cost Reduction Actions. On November 16, 2007, we announced a restructuring plan intended to reduce costs and improve general operating efficiencies. The restructuring primarily consisted of salaried headcount reductions at the Company’s operating facilities. In connection with the restructuring plan, the Company incurred employee termination costs of $1.2 million, on a pretax basis, which were recognized as a charge to operations during the first quarter of fiscal 2008. See Note 8 to the condensed consolidated financial statements for further information.

Results of Operations
The following discussions compare the results of operations of the Company for the three and six months ended March 31, 2009, to the results of the operations of the Company for the three and six months ended March 31, 2008.
Three months ended March 31, 2009 and 2008
Net sales. Net sales for the three months ended March 31, 2009 were $79.9 million, which were $34.8 million or 30.3% lower than the quarter ended March 31, 2008. The decrease was primarily the result of a 25.7% decrease in volume, as measured in tons sold. The loss in volume was accentuated by reductions in surcharge as a result of lower metal costs being passed through to the customer. Sales of municipal products were up approximately $0.2 million in the second quarter of fiscal 2009 from the second quarter of fiscal 2008. This was the result of the addition of Morgan’s operations. Sales to the construction and agriculture equipment market were down approximately $1.5 million in the second quarter of fiscal 2009 from the second quarter of fiscal 2008. Sales to heating, ventilation and air conditioning (HVAC) customers were down approximately $4.1 million in the second quarter of fiscal 2009 from the second quarter of fiscal 2008. Sales of heavy-duty truck products were down approximately $9.5 million in the second quarter of fiscal 2009 from the second quarter of fiscal 2008. Sales to other markets were down approximately $19.9 million in the second quarter of fiscal 2009 from the second quarter of fiscal 2008.
Cost of sales. Cost of sales for the three months ended March 31, 2009 were $91.2 million, a decrease of $14.6 million, or 13.8%, as compared to the quarter ended March 31, 2008. The decrease was the result of reduced production volumes and an approximate 6.9% decrease in raw material unit costs, principally in the price of steel scrap, compared to the three months ended March 31, 2008. The decrease was partially offset by $9.2 million in costs related to the closures of the Kendallville and Gregg facilities. Cost of sales as a percentage of net sales increased to 114.2% for the three months ended March 31, 2009 from 92.2% for the three months ended March 31, 2008.
Gross profit (loss). Gross loss for the three months ended March 31, 2009 was $11.3 million, a decrease of $20.2 million, as compared to a gross profit of $8.9 million for the quarter ended March 31, 2008. Gross loss as a percentage of net sales was 14.1% for the three months ended March 31, 2009 compared to a gross profit as a percentage of net sales of 7.8% for the three months ended March 31, 2008. The decrease in gross profit percentage was the result of the additional depreciation charges, the writedown of current assets to fair market value, and a decreased ability to absorb fixed costs due to lower production levels as discussed above.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2009 were $8.0 million, a decrease of $0.9 million, or 10.1%, as compared to the quarter ended March 31, 2008. The decrease was due to a $1.5 million reduction in wages and other expenses offset by a $0.6 million increase from higher AQMD expenses incurred at Gregg and the inclusion of Morgan’s operations. Selling, general and administrative expenses as a percentage of net sales increased to 10.0% for the quarter ended March 31, 2009 from 7.8% for the quarter ended March 31, 2008.
Restructuring costs. Restructuring costs for the three months ended March 31, 2009 consisted of shutdown related costs of $3.2 million at our Kendallville manufacturing facility. For more information see Note 5 to the condensed consolidated financial statements in Item 1 above.
Goodwill impairment charge. Estimated goodwill impairment charge for the three months ended March 31, 2009 consisted of the Company’s entire goodwill balance of $88.1 million. For more information see Note 7 to the condensed consolidated financial statements in Item 1 above.
Amortization of intangible assets. Amortization of intangible assets was $1.8 million for the three months ended March 31, 2009 and 2008.
Operating income (loss). Operating loss was $112.5 million for the three months ended March 31, 2009, an increase of $110.7 million from the operating loss of $1.8 million for the quarter ended March 31, 2008. As a percentage of net sales, the operating loss was 140.8% for the three months ended March 31, 2009 compared to the operating loss of 1.5% for the three months ended March 31, 2008. The increase in operating loss was a result of the estimated goodwill impairment charge, reduced sales volumes, and the additional depreciation related to long-lived assets and shutdown related costs at the Kendallville manufacturing facility and Gregg Industries, Inc. facility.
Net interest expense. Net interest expense was $8.4 million for the three months ended March 31, 2009 compared to $7.7 million for the quarter ended March 31, 2008. The increase in interest expense was the result of the increased level of borrowing on the revolving line of credit.
Income tax provision. The effective tax rate for the three months ended March 31, 2009 and 2008 was 9.4% and 34.7%, respectively. The decrease in the effective tax rate was primarily due to the recording of estimated goodwill impairment and a valuation allowance on state tax net operating loss carry forwards.

Six months ended March 31, 2009 and 2008
Net sales. Net sales for the six months ended March 31, 2009 were $177.5 million, which were $38.4 million or 17.8% lower than the six months ended March 31, 2008. The decrease was primarily the result of a 23.0% decrease in volume, as measured in tons sold. The loss in volume was accentuated by reductions in surcharge as a result of lower metal costs being passed through to the customer. Sales to the construction and agriculture equipment market were up approximately $2.4 million in the first six months of fiscal 2009 from the first six months of fiscal 2008. Sales of municipal products were up approximately $0.9 million in the first six months of fiscal 2009 from the first six months of fiscal 2008. This was the result of the addition of Morgan’s operations. Sales to HVAC customers were down approximately $5.2 million in the first six months of fiscal 2009 from the first six months of fiscal 2008. Sales of heavy-duty truck products were down approximately $10.2 million in the first six months of fiscal 2009 from the first six months of fiscal 2008. Sales to other markets were down approximately $26.3 million in the first six months of fiscal 2009 from the first six months of fiscal 2008.
Cost of sales. Cost of sales for the six months ended March 31, 2009 were $186.5 million, a decrease of $7.0 million, or 3.6%, as compared to the six months ended March 31, 2008. The decrease was the result of reduced production volumes. The decrease was partially offset by an approximately 5.9% increase in raw material unit costs, principally in the price of steel scrap, compared to the six months ended March 31, 2008, and by $9.2 million on costs related to the closures of the Kendallville and Gregg facilities. Cost of sales as a percentage of net sales increased to 105.1% for the six months ended March 31, 2009 from 89.6% for the six months ended March 31, 2008.
Gross profit (loss). Gross loss for the six months ended March 31, 2009 was $9.0 million as compared to a gross profit of $22.4 million for the six months ended March 31, 2008. As a percentage of net sales, the gross loss was 5.1% for the six months ended March 31, 2009, compared to a gross profit of 10.4% for the six months ended March 31, 2008. The decrease in gross profit percentage was the result of increased raw material costs, the additional depreciation charge, and a decreased ability to absorb fixed costs due to lower production levels as discussed above.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended March 31, 2009 were $17.2 million, a decrease of $0.7 million, or 3.9%, as compared to the six months ended March 31, 2008. The decrease was due to a $1.8 million reduction in wages and other expenses offset by a $1.1 million increase from higher AQMD expenses incurred at Gregg and the inclusion of Morgan’s operations. Selling, general and administrative expenses as a percentage of net sales increased to 9.7% for the six months ended March 31, 2009 from 8.3% for the six months ended March 31, 2008.
Restructuring costs. Restructuring costs for the six months ended March 31, 2009 consisted of shutdown related costs of $3.2 million at our Kendallville manufacturing facility. For more information see Note 5 to the condensed consolidated financial statements in Item 1 above.
Goodwill impairment charge. Estimated goodwill impairment charge for the six months ended March 31, 2009 consisted of the Company’s entire goodwill balance of $88.1 million. For more information see Note 7 to the condensed consolidated financial statements in Item 1 above.
Amortization of intangible assets. Amortization of intangible assets was $3.6 million for the six months ended March 31, 2009 and 2008.
Operating income (loss). Operating loss was $121.1 million for the six months ended March 31, 2009, an increase of $120.8 million from the operating loss of $0.3 million for the six months ended March 31, 2008. As a percentage of net sales, the operating loss was 68.2% for the six months ended March 31, 2009 compared to the operating loss of 0.1% for the six months ended March 31, 2008. The increase in operating loss was a result of the estimated goodwill impairment charge, reduced sales volumes, increased raw material costs, and the additional depreciation related to long-lived assets and shutdown related costs at the Kendallville manufacturing facility and the Gregg Industries, Inc. facility.
Net interest expense. Net interest expense was $17.1 million for the six months ended March 31, 2009 compared to $15.4 million for the six months ended March 31, 2008. The increase in interest expense was the result of the increased level of borrowing on the revolving line of credit.
Income tax provision. The effective tax rate for the six months ended March 31, 2009 and 2008 was 12.3% and 35.7%, respectively. The decrease in the effective tax rate was primarily due to the recording of estimated goodwill impairment and a valuation allowance on state tax net operating loss carry forwards.

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
As of March 31, 2009, our outstanding indebtedness consisted of Neenah’s $225.0 million of outstanding 9 1/2% Notes, $1.7 million of capital lease obligations, Neenah’s $75.0 million of outstanding 12 1/2% Notes, and $57.8 million of borrowings outstanding under Neenah’s 2006 Credit Facility. Our primary sources of liquidity in the future will be cash flow from operations and borrowings under Neenah’s 2006 Credit Facility.
2006 Credit Facility. As expanded by the utilization of the $10.0 million “accordion provision” in July 2008, the 2006 Credit Facility provides for borrowings in an amount up to $110.0 million and matures on December 31, 2011. Outstanding borrowings bear interest at rates based on the lenders’ Base Rate, as defined in the 2006 Credit Facility, or, if Neenah so elects, at an adjusted rate based on LIBOR. Availability under the 2006 Credit Facility is subject to customary conditions and is limited by our borrowing base determined by the amount of our accounts receivable, inventories and casting patterns and core boxes. Amounts under the 2006 Credit Facility may be borrowed, repaid and reborrowed subject to the terms of the facility.
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
The 2006 Credit Facility requires Neenah to prepay outstanding principal amounts upon certain asset sales, upon certain equity offerings, and under certain other circumstances. It also requires us to observe certain customary conditions, affirmative covenants and negative covenants including “springing” financial covenants that require us to satisfy a trailing four quarter minimum fixed charge coverage ratio of 1.0x if our unused availability is less than $15.0 million for any period of three consecutive business days during a fiscal quarter. As of March 31, 2009, our borrowing base was $80.2 million and outstanding borrowings were $57.8 million. Therefore, our unused availability was $22.4 million, or $7.4 million in excess of the $15.0 million threshold, and it did not fall below $15.0 million at any time during the quarter then ended; consequently, the minimum fixed charge coverage ratio was not applicable. However, had we been required to apply the minimum fixed charge coverage ratio for the twelve month period ended March 31, 2009, we would not have satisfied the required ratio. At March 31, 2009, Neenah was in compliance with applicable bank covenants. Non-compliance with the covenants could result in the requirement to immediately repay all amounts outstanding under the 2006 Credit Facility and cause a cross default under our outstanding notes, which could have a material adverse effect on our results of operations, financial position and cash flow. The 2006 Credit Facility also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and certain changes of ownership or control of us, Neenah, or NFC. We are prohibited from paying dividends, with certain limited exceptions, and are restricted to a maximum yearly stock repurchase of $1.0 million.
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
12 1/2% Notes. The $75.0 million of Neenah’s outstanding 12 1/2% Notes mature on September 30, 2013. The 12 1/2% Notes were issued to Tontine Capital Partners, L.P. (“Tontine”) in exchange for an equal principal amount of Neenah’s 13% Notes that were then held by Tontine. The obligations under the 12 1/2% Notes are senior to Neenah’s subordinated unsecured indebtedness, if any, and are subordinate to the 2006 Credit Facility and the 9 1/2% Notes. Interest on the 12 1/2% Notes is payable on a semi-annual basis. Not less than 5% (500 basis points) of the interest on the 12 1/2% Notes must be paid in cash and the remainder (up to 7 1/2% or 750 basis points) of the interest may be deferred at our option. We must pay interest on any interest so deferred at a rate of 12 1/2% per annum. Neenah elected to defer the payment of 7 1/2% of the interest due on the 12 1/2% Notes with respect to the January 1, 2009 interest payment date (representing a deferral of an interest payment of approximately $2.8 million). Neenah’s obligations under the 12 1/2% Notes are guaranteed on an unsecured basis by each of Neenah’s wholly owned subsidiaries. Subject to the restrictions in the 2006 Credit Facility and in the indenture for the 9 1/2% Notes, the 12 1/2% Notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice, at 100.000% of the principal amount thereof, plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a “change of control,” Neenah is required to make an offer to purchase the 12 1/2% Notes at 101.000% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The 12 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The 12 1/2% Notes also contain customary events of default typical to this type of financing, such as, (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.
Under the capital structure resulting from the Refinancing Transactions, we currently have no principal amortization requirements. We have been using cash flow from operations and a portion of our unused availability under the 2006 Credit Facility to fund the new mold line described above under “Recent Developments.”
For the six months ended March 31, 2009 and 2008, capital expenditures were $9.6 million and $28.0 million, respectively. The decreased level of capital expenditures for the six months ended March 31, 2009 results from reduced expenditures necessary for the new mold line at the Neenah location described above under “Recent Developments.” Capital expenditures for the new mold line were $3.0 million for the six months ended March 31, 2009 compared to $16.4 million (including capitalized interest of $1.2 million) for the six months ended March 31, 2008. The remaining capital expenditures are normal expenditures necessary to maintain facilities and operations.
Our primary sources of liquidity are cash flow from operations and borrowings under Neenah’s 2006 Credit Facility. At March 31, 2009, we had $57.8 million outstanding under the 2006 Credit Facility and had unused availability of $22.4 million. As noted above, in July, 2008 our maximum availability under the 2006 Credit Facility was increased by $10.0 million. Net cash provided by operating activities during the six months ended March 31, 2009 was $11.6 million, an increase of $10.3 million from net cash of $1.3 million provided by operating activities during the six months ended March 31, 2008. Operating cash flows for the six months ended March 31, 2009 are not necessarily indicative of the operating cash flows that may be expected for the remainder of fiscal 2009, due to the seasonality of our business.
Future Capital Needs. We are significantly leveraged. Our ability to meet debt obligations will depend upon future operating performance which will be affected by many factors, some of which are beyond our control. Based on our current level of operations, we anticipate that our operating cash flows, a tax refund of $7.1 million received in January 2009, and borrowings under the 2006 Credit Facility will be sufficient to fund anticipated operational investments, including working capital and capital expenditure needs, for at least the next twelve months. However, our ability to comply with applicable covenants and requirements contained in our debt agreements may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. The recent trends impacting our performance, including a decline in our sales volumes in all markets, and the overall decline in the credit markets and ensuing economic uncertainty have put additional pressure on our ability to maintain unused availability in excess of $15.0 million on the 2006 Credit Facility as well as meet the relevant financial covenant, if applicable. These downward trends are expected to continue to adversely affect our financial results for the remainder of fiscal 2009. Depending on the severity, duration and timing of the impact of these trends, we may need to modify certain provisions of the 2006 Credit Facility relating to calculations of availability under the facility and the potential applicability of the relevant financial covenant under the 2006 Credit Facility, or seek to obtain a waiver of, or amend our financial covenants in the near future. There can be no assurance that we will be successful in obtaining such modifications or waiver or amendment to our financial covenants. A breach of these covenants could result in a default under the indenture governing the 9 1/2% Notes, under the 12 1/2% Notes and/or the 2006 Credit Facility. If there were an event of default under the indenture for the 9 1/2% Notes, under the 12 1/2% Notes and/or the 2006 Credit Facility, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately and the lenders under the 2006 Credit Facility could terminate their commitments to lend. If we are unable to service our debt requirements as they become due or if we are unable to maintain ongoing compliance with applicable covenants, we may be forced to adopt alternative strategies that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.
Off-Balance Sheet Arrangements
None.
Contractual Obligations
The following table includes the Company’s significant contractual obligations at March 31, 2009 (in millions):

		Less Than			More Than
	Total	1 year	1-3 Years	3-5 Years	5 Years
Long-term debt	$300.0	$—	$—	$75.0	$225.0
Interest on long-term debt	218.5	33.8	61.5	59.1	64.1
Revolving line of credit	57.8	57.8	—	—	—
Interest and fees on revolving line of credit	1.5	1.5	—	—	—
Capital leases	1.7	0.1	0.6	0.6	0.4
Operating leases	4.7	1.7	2.1	0.7	0.2
New mold line commitments	0.3	0.3	—	—	—

Total contractual obligations	$584.5	$95.2	$64.2	$135.4	$289.7

As of March 31, 2009, the Company had no material purchase obligations other than those arising in the ordinary course of business related to inventories and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and post-retirement plans which are discussed in detail in Note 11 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2008. For the six months ended March 31, 2009, $0.4 million of contributions have been made to the Company’s pension plans. The Company presently anticipates contributing an additional $0.9 million to fund its pension plans in fiscal 2009 for a total of $1.3 million. Post-retirement medical claims are paid as they are submitted and are anticipated to be $0.8 million in fiscal 2009.
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
Interest Rate Sensitivity. Although the 9 1/2% Notes and the 12 1/2% Notes are subject to fixed interest rates, the Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under the 2006 Credit Facility. As of March 31, 2009, the Company had $57.8 million outstanding under the 2006 Credit Facility. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ending September 30, 2009, the Company’s interest expense would increase or decrease by approximately $0.3 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.
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
NEENAH FOUNDRY COMPANY
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I of our 2008 Annual Report on Form 10-K.
See “Recent Developments—Gregg Closure” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report, which is incorporated herein by reference.
From June to October, 2008, Dalton received three Notices of Violation (NOV’s) from the Indiana Department of Environmental Management (IDEM). One of the NOV’s related to monitoring and recordkeeping deviations in Title V air permit requirements and the other two NOV’s related to alleged violations at Dalton’s restricted waste landfill sites. Dalton is working with IDEM to resolve the NOV’s. The Company has accrued $0.3 million at March 31, 2009 for possible penalties and other costs related to the NOV’s.
Fox River Cleanup Matter. Certain areas of the Lower Fox River System in Wisconsin have been designated for remedial activities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) due to PCB contamination. Neenah operates a facility near this area. With respect to the Fox River PCB site, Appleton Papers Inc. (“API”) and NCR Corporation (“NCR”) commenced an action in U.S. District Court for the Eastern District of Wisconsin on January 7, 2008 seeking to allocate among all responsible parties the equitable shares of response costs and natural resources damages associated with the environmental contamination of the Fox River. API and NCR indicated that they believe that other parties, including Neenah, should participate in the funding of this work because they allegedly contributed to the environmental contamination and are responsible parties. Accordingly, in a letter dated March 12, 2008, API and NCR notified Neenah that they were thereby terminating the 2004 tolling and standstill agreement among Neenah, NCR, API, and Arjo Wiggins Appleton Ltd., with the intent of adding Neenah as a party to the referenced litigation. On April 14, 2008, Neenah was served with a third amended complaint and joined as a defendant in the pending lawsuit brought by plaintiffs API and NCR. Plaintiffs make claims against Neenah (and other defendants) for response costs allegedly incurred by plaintiffs, contribution, and declaratory relief. Various case management dates have been set through December, 2009. The Company asserted factual and legal defenses to these claims, and the Company has filed counterclaims against plaintiffs for breach of contract (tolling agreement) and for common law and statutory contribution and indemnity. The Company has been participating in a group of parties in active negotiations with government representatives with the goal of obtaining a de minimis settlement of the litigation, and it has joined in a settlement in principle with the government subject to negotiation and entry of a de minimis consent decree. The Company is also exploring the possibility of reimbursement of certain expenses and defense costs incurred relating to the case from its liability insurance carriers. There have been no amounts accrued for potential liability in this case as of March 31, 2009.
In addition to those legal proceedings discussed in our reports to the SEC, we are involved in various claims and litigation in the normal course of business. Although the results of legal proceedings cannot be predicted with certainty, in the judgment of management, the ultimate resolution of these matters is not likely to have a material adverse effect on our consolidated financial statements.
Item 4. Submission of Matters to a Vote of Security Holders
As previously reported in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, Neenah Enterprises, Inc. held its Annual Meeting of Stockholders on January 28, 2009. A quorum was present at the Annual Meeting, with 13,378,659 shares out of a total of 14,625,326 shares entitled to cast votes represented in person or by proxy at the meeting. Two proposals were submitted to stockholders at the meeting.
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
As previously reported in the Company’s Form 8-K filed on May 6, 2009 with the Securities and Exchange Commission, on May 6, 2009, Albert E. Ferrara, Jr. resigned as a director of NEI and all of NEI’s subsidiaries including Neenah Foundry Company.
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

NEENAH ENTERPRISES, INC. NEENAH FOUNDRY COMPANY
DATE: May 15, 2009	/s/ Jeffrey S. Jenkins
Jeffrey S. Jenkins
Corporate Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index
to
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2009

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Neenah Enterprises, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Neenah Enterprises, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Neenah Foundry Company pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Neenah Foundry Company pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Neenah Enterprises, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Neenah Foundry Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002