Form 10-Q
period 2009-06-30
NEENAH ENTERPRISES, INC.; NEENAH FOUNDRY CO
filed 2009-08-13
CIK 855667, 1040599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone No.	IRS Employer Identification No.
000-52681	Neenah Enterprises, Inc. (a Delaware Corporation) 2121 Brooks Avenue P.O. Box 729 Neenah, WI 54957 (920) 725-7000	25-1618281
333-28751	Neenah Foundry Company (a Wisconsin Corporation) 2121 Brooks Avenue P.O. Box 729 Neenah, WI 54957 (920) 725-7000	39-1580331
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Neenah Enterprises, Inc.	As of July 31, 2009, Neenah Enterprises, Inc. had 14,985,622 shares of common stock outstanding.

Neenah Foundry Company	As of July 31, 2009, Neenah Foundry Company had 1,000 shares of common stock outstanding, all of which were owned by NFC Castings, Inc, a wholly owned subsidiary of Neenah Enterprises, Inc.

NEENAH ENTERPRISES, INC.
NEENAH FOUNDRY COMPANY
Form 10-Q Index
For the Quarter Ended June 30, 2009

NEENAH ENTERPRISES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	September 30,
	2009	2008(1)
	(Unaudited)
Assets
Current assets:
Cash	$—	$—
Accounts receivable, net	42,230	92,489
Inventories	51,774	71,015
Refundable income taxes	—	7,363
Deferred income taxes	4,610	4,610
Other current assets	2,803	4,486

Total current assets	101,417	179,963

Property, plant and equipment	233,351	222,868
Less accumulated depreciation	87,534	62,628

	145,817	160,240

Deferred financing costs, net	2,657	3,000
Identifiable intangible assets, net	42,874	48,218
Goodwill	—	88,136
Other assets	6,916	6,942

	$299,681	$486,499

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$18,117	$39,452
Accrued wages and employee benefits	8,860	12,525
Accrued interest	10,688	5,572
Accrued interest — related party	7,774	2,344
Other accrued liabilities	4,970	2,669
Current portion of long-term debt	41,808	59,683
Current portion of capital lease obligations	71	71

Total current liabilities	92,288	122,316

Long-term debt	225,000	225,000
Long-term debt — related party	75,000	75,000
Capital lease obligations	1,617	400
Deferred income taxes	4,923	29,065
Postretirement benefit obligations	8,169	8,052
Other liabilities	11,970	11,622

Total liabilities	418,967	471,455

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share — 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — 35,000,000 shares authorized 14,985,622 issued and outstanding at June 30, 2009 and 14,625,326 issued and outstanding at September 30, 2008	150	146
Capital in excess of par value	6,311	6,132
Retained earnings (accumulated deficit)	(125,974)	8,539
Accumulated other comprehensive income	227	227

Total stockholders’ equity (deficit)	(119,286)	15,044

	$299,681	$486,499

See notes to condensed consolidated financial statements.

(1)	The balance sheet as of September 30, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NEENAH ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$72,394	$154,322	$249,892	$370,205
Cost of sales	72,359	132,745	258,877	326,259

Gross profit (loss)	35	21,577	(8,985)	43,946
Selling, general and administrative expenses	8,264	8,887	25,488	26,787
Restructuring costs	1,649	—	4,805	1,227
Goodwill impairment charge	—	—	88,136	—
Amortization of intangible assets	1,719	1,780	5,344	5,342
Gain on disposal of equipment	(55)	(37)	(55)	(56)

Total operating expenses	11,577	10,630	123,718	33,300

Operating income (loss)	(11,542)	10,947	(132,703)	10,646
Interest expense	(5,789)	(6,116)	(18,094)	(16,800)
Interest expense — related party	(2,531)	(2,344)	(7,307)	(7,032)

Income (loss) before income taxes	(19,862)	2,487	(158,104)	(13,186)
Income tax provision (benefit)	(6,555)	112	(23,591)	(5,501)

Net income (loss)	$(13,307)	$2,375	$(134,513)	$(7,685)

Loss per share:
Basic	$(0.90)	$0.17	$(9.18)	$(0.56)
Diluted	$(0.90)	$0.15	$(9.18)	$(0.56)

Shares used in the computation of loss per share:
Basic	14,740	13,691	14,647	13,687
Diluted	14,740	16,121	14,647	13,687
See notes to condensed consolidated financial statements.

NEENAH ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended
	June 30,
	2009	2008
Operating activities
Net loss	$(134,513)	$(7,685)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,418	17,752
Amortization of deferred financing costs	343	343
Goodwill impairment charge	88,136	—
Stock-based compensation	165	250
Changes in operating assets and liabilities	43,033	(24,132)

Net cash provided by (used in) operating activities	27,582	(13,472)

Investing activities
Purchase of property, plant and equipment	(9,536)	(35,673)

Net cash used in investing activities	(9,536)	(35,673)

Financing activities
Net change in revolver balance	(17,875)	49,299
Payments on capital lease obligations	(171)	(157)
Proceeds from exercise of stock warrants	—	3

Net cash provided by (used in) financing activities	(18,046)	49,145

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

See notes to condensed consolidated financial statements.

NEENAH ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)
Note 1 — Basis of Presentation
Neenah Enterprises, Inc. (NEI) is a Delaware corporation which has no business activity other than its ownership of NFC Castings, Inc. Neenah Foundry Company (Neenah) is a wholly owned subsidiary of NFC Castings, Inc. NEI, alone or together with its subsidiaries as appropriate in the context, is referred to as “the Company.” The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in NEI’s Annual Report on Form 10-K for the year ended September 30, 2008.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS 141 (revised 2007) replaces SFAS No. 141, “Business Combinations”, and applies to all transaction or other events in which an entity obtains control of one or more businesses and combinations achieved without the transfer of consideration. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not anticipate this pronouncement will have a significant impact on its results of operations or financial position.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value by allowing an entity to consider its own historical experience in renewing or extending the useful life of a recognized intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effects that FSP 142-3 may have on its financial statements.
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1), as an amendment to SFAS No. 132 (revised 2003), to require additional disclosures about assets held in an employer’s pension and other postretirement benefit plans. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effects that FSP 132(R)-1 may have on its financial statements.
In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company adopted FSP No. FAS 107-1 and APB 28-1 effective June 30, 2009. See Note 12 to the condensed consolidated financial statements for further information.

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165). This statement provides disclosure requirements regarding subsequent events. The adoption of SFAS 165 did not have a material impact on the Company’s results of operations and financial condition. See Note 11 to the condensed consolidated financial statements for further information
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (SFAS 168). SFAS 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is deemed non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Amendments to the Codification are made by issuing a “FASB Accounting Standards Update” that will display an issue date expressed as the year with number sequence. The adoption of this standard and the codification is not expected to have a material effect on the Company’s financial position or results of operations or cash flows.

Note 3 — Inventories
The components of inventories are as follows:

	June 30,	September 30,
	2009	2008

Raw materials	$6,003	$9,899
Work in process and finished goods	32,024	43,901
Supplies	13,747	17,215

	$51,774	$71,015

Note 4 — Employee Benefit Plans
Components of Net Periodic Benefit Cost
The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. Components of net periodic benefit costs are as follows for the three and nine month periods ended June 30, 2009 and 2008:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008

Service cost	$370	$461	$78	$55
Interest cost	1,095	1,097	131	81
Expected return on plan assets	(1,235)	(1,364)	—	—
Amortization of prior service cost (credit)	7	5	40	(13)
Recognized net actuarial gain	(3)	—	(50)	(53)

Net periodic benefit cost	$234	$199	$199	$70

	Pension Benefits		Postretirement Benefits
	Nine months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008

Service cost	$1,110	$1,383	$232	$165
Interest cost	3,285	3,292	394	243
Expected return on plan assets	(3,705)	(4,093)	—	—
Amortization of prior service cost (credit)	23	13	120	(39)
Recognized net actuarial gain	(10)	—	(150)	(159)

Net periodic benefit cost	$703	$595	$596	$210

Employer Contributions
For the nine months ended June 30, 2009, $658 of contributions have been made to the defined-benefit pension plans. The Company presently anticipates contributing an additional $672 to fund its pension plans in fiscal 2009 for a total of $1,330.

Note 5 — Closure of Kendallville
Due to pressures of the overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general, in December 2008, the Company’s Board of Directors approved the closure of the Company’s Kendallville, Indiana, manufacturing facility. The facility ceased production on schedule in March, 2009, and the Company expects to complete the plant shutdown during fiscal 2009. The shutdown will result in 258 employee terminations, with 240 having taken place through June 30, 2009. During the quarter ended June 30, 2009, the Company recorded charges of $394 for employee costs, $146 for facilities consolidation, and $1,109 of other related costs in the restructuring costs line item, along with $304 recovered on previously written down inventory and other current assets in the cost of sales line item in the condensed consolidated statement of operations. During the nine months ended June 30, 2009, the Company recorded charges of $1,897 for employee costs, $517 for facilities consolidation, and $2,391 of other related costs in the restructuring line item, along with $1,956 for accelerated depreciation and $3,531 to write down inventory and other current assets to market value, net of recoveries, in the cost of sales line item in the condensed consolidated statement of operations. The Kendallville facility was included in the Castings segment.
An analysis of the restructuring costs activity for the three and nine months ended June 30, 2009 follows:

			Total
	Employee		Restructuring
	Costs	Other	Costs

Reserve balance at March 31, 2009	$1,503	$1,445	$2,948
Total net expense accrued	394	1,255	1,649
Charges to accrual account	(154)	(1,493)	(1,647)

Reserve balance at June 30, 2009	$1,743	$1,207	$2,950

Reserve balance at September 30, 2008	$—	$—	$—
Total net expense accrued	1,897	2,908	4,805
Charges to accrual account	(154)	(1,701)	(1,855)

Reserve balance at June 30, 2009	$1,743	$1,207	$2,950

Note 6 — Closure of Gregg
Due to pressures of the overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general, in February 2009, the Company’s Board of Directors approved the closure of the Company’s Gregg Industries, Inc. facility. The plant, located in El Monte, California, substantially ceased production in late April 2009. The facility’s foundry operations have been closed and its machining operations are scheduled for closure by October 2009. The Company is in the process of terminating all operations at the El Monte facility, terminating all operational permits and closure is to proceed in accordance with applicable laws. During the quarter ended June 30, 2009, the Company recorded a charge of $3,713 for accelerated depreciation to adjust the useful lives of long-lived assets to be abandoned, which has been included in the cost of sales line item in the accompanying condensed consolidated statement of operations. During the nine months ended June 30, 2009, the Company recorded a charge of $7,167 for accelerated depreciation, which has been included in the cost of sales line item in the accompanying condensed consolidated statement of operations. The closure of the Gregg facility is not expected to result in any material severance payments to employees and the Company is currently evaluating the impact of any other exit or closure related costs. The Gregg facility was included in the Castings segment.
Note 7 — Goodwill
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company applies a fair value-based impairment test to the net book value of goodwill on an annual basis, and if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value of the applicable reporting units. Estimated fair value is based on management judgments and assumptions and those fair values are compared with the aggregate carrying value of the reporting units. If the reporting unit carrying amount is greater than the fair value, then the second step must be completed to measure the amount of impairment, if any.
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

The Company completed the second step analysis in the third quarter of fiscal 2009 with the assistance of a third party valuation firm. The Company recognized a non-cash charge of $88,136 in the second quarter of fiscal 2009 representing its best estimate of goodwill impairment, which was confirmed by the results of the second step analysis.
The changes in the carrying amount of segment goodwill for the nine months ended June 30, 2009 are as follows:

	Castings	Other	Consolidated

Balance at September 30, 2008	$86,699	$1,437	$88,136
Impairment charges	(86,699)	(1,437)	(88,136)

Balance at June 30, 2009	$—	$—	$—

Note 8 — Cost Reduction Actions
On November 16, 2007, the Company announced a restructuring plan to reduce costs and improve general operating efficiencies. The restructuring primarily consisted of salaried headcount reductions at the Company’s operating facilities. In connection with the restructuring plan, the Company incurred employee termination costs of $1,227, which were recognized as a charge to operations during the first quarter of fiscal 2008. The employee termination costs are presented as restructuring costs in the condensed consolidated statements of operations. During the nine months ended June 30, 2008, $810 of employee termination costs were paid, with the remaining $417 recorded in accrued wages and employee benefits in the condensed consolidated balance sheet. As of June 30, 2009, all employee termination costs have been paid. A majority of the employee termination costs relate to headcount reductions in the Castings segment with a small portion attributable to the Forgings segment.
Note 9 — Acquisition
On August 5, 2008, the Company purchased substantially all of the assets of Morgan’s Welding, Inc. (Morgan’s), a steel fabricator located in Pennsylvania, for a cash purchase price of $4,088. In addition, the Company incurred $261 in direct costs related to the acquisition and assumed $564 of current liabilities. The purchase was financed through borrowings under Neenah’s existing amended and restated credit facility. Goodwill of $1,437 was recorded as a result of the acquisition and is being amortized over a 15 year period for tax purposes. During the second quarter of fiscal 2009, this goodwill was written off for financial reporting purposes, as discussed in Note 7, but continues to be amortized for tax purposes.
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

$4,349

Note 10 — Contingencies
On November 5, 2008, the Company entered into a settlement agreement and release with the South Coast Air Quality Management District (District) to resolve outstanding notices of violation (NOVs) and to terminate an abatement order related to its Gregg facility. Aside from resolving the enforcement claims, the main purpose of the settlement agreement is to obligate the Company to undertake various operations measures and projects to reduce or eliminate odors associated with foundry operations. The Company has completed many of the tasks set forth in the settlement agreement. In light of the pending closure of the foundry, however, the Company has not completed, and will not complete, all of the tasks identified in the settlement agreement. Instead, the Company has advised the District that termination of foundry operations has achieved, or will achieve, odor elimination or mitigation which is superior to the odor control which would have been achieved had the Company implemented all the projects and measures set forth in the settlement agreement. The Company currently is discussing with the District how, when or if to modify or terminate the settlement agreement in light of the closure of the foundry. Since the 2008 settlement agreement, the District has issued the El Monte facility two NOVs, both of which remain pending. The Company has vigorously disputed the NOVs. The Company has explained, in writing, why both NOVs are not properly issued under law. The District has not yet responded to the Company’s rebuttal of the NOVs.
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

Note 11 — Subsequent Events
On June 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (SFAS 165). This statement provides disclosure requirements regarding subsequent events. There is no impact on the Company’s net earnings or financial position as a result of adopting this statement. As of August 14, 2009, the issue date of these interim financial statements, there have been no events or transactions that have occurred since June 30, 2009 or are pending that have a material effect on the Company’s interim financial statements for the period ended June 30, 2009.
Liquidity and Debt Instruments. As previously reported in the Company’s Form 8-K filed on July 2, 2009, on July 1, 2009 the Company entered into an agreement with Tontine Capital Partners, L.P., the holder of all of Neenah’s 12 1/2% Senior Subordinated Notes due 2013 (the “12 1/2% Notes”), to allow the Company to defer the entire semi-annual interest payment (representing a deferral of an interest payment of approximately $4.7 million and interest on the previously deferred interest payment of $0.2 million) due on July 1, 2009. The Company had previously elected to defer the payment of interest at an annual rate of 7 1/2% due on the 12 1/2% Notes with respect to the January 1, 2009 interest payment date (representing a deferral of an interest payment of approximately $2.8 million), as is permitted under the terms of the outstanding 12 1/2% Notes. Following the payment of interest on Neenah’s 9 1/2% Senior Secured Notes due 2017 on July 1, 2009, the Company’s unused availability under its 2006 Credit Facility remained below the $15.0 million threshold applicable to its “springing” financial covenant for three business days during the fourth quarter of fiscal 2009. As a result, the Company will be required to measure the minimum fixed charge coverage ratio set forth in its 2006 Credit Facility when its financial results for the 2009 fiscal year are completed. Based on performance through June 30, 2009, the Company expects that it will need to obtain additional financing or an amendment or waiver under the 2006 Credit Agreement in order to avoid a covenant default. The Company has engaged a third party as its financial advisor to assist the Company in enhancing its liquidity position.
Note 12 — Financial Instruments
In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company adopted FSP No. FAS 107-1 and APB 28-1 effective June 30, 2009. The Company believes that the fair value of its financial instruments is accurately represented in the condensed consolidated financial statements for the quarter ended June 30, 2009.

Note 13 — Segment Information
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

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues from external customers:
Castings	$65,614	$141,328	$225,128	$332,659
Forgings	4,884	11,100	19,008	31,309
Other	3,677	4,651	11,277	13,612
Elimination of intersegment revenues	(1,781)	(2,757)	(5,521)	(7,375)

	$72,394	$154,322	$249,892	$370,205

Net income (loss):
Castings	$(11,393)	$2,315	$(128,577)	$(8,091)
Forgings	(1,674)	(110)	(3,805)	8
Other	(480)	155	(2,750)	222
Elimination of intersegment loss	240	15	619	176

	$(13,307)	$2,375	$(134,513)	$(7,685)

	June 30,	September 30,
	2009	2008
Total assets:
Castings	$287,264	$471,509
Forgings	19,507	26,324
Other	9,531	11,187
Elimination of intersegment assets	(16,621)	(22,521)

	$299,681	$486,499

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	September 30,
	2009	2008(1)
	(Unaudited)
Assets
Current assets:
Cash	$—	$—
Accounts receivable, net	42,230	92,489
Inventories	51,774	71,015
Refundable income taxes	—	7,363
Deferred income taxes	4,610	4,610
Other current assets	2,803	4,486

Total current assets	101,417	179,963

Property, plant and equipment	233,351	222,868
Less accumulated depreciation	87,534	62,628

	145,817	160,240

Deferred financing costs, net	2,657	3,000
Identifiable intangible assets, net	42,874	48,218
Goodwill	—	88,136
Other assets	6,916	6,942

	$299,681	$486,499

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$18,117	$39,452
Accrued wages and employee benefits	8,860	12,525
Accrued interest	10,688	5,572
Accrued interest — related party	7,774	2,344
Other accrued liabilities	5,288	2,969
Current portion of long-term debt	41,808	59,683
Current portion of capital lease obligations	71	71

Total current liabilities	92,606	122,616

Long-term debt	225,000	225,000
Long-term debt — related party	75,000	75,000
Capital lease obligations	1,617	400
Deferred income taxes	4,923	29,065
Postretirement benefit obligations	8,169	8,052
Other liabilities	11,970	11,622

Total liabilities	419,285	471,755

Commitments and contingencies

Stockholder’s equity (deficit):
Common stock, par value $100 per share — 1,000 shares authorized, issued, and outstanding	100	100
Capital in excess of par value	6,043	5,878
Retained earnings (accumulated deficit)	(125,974)	8,539
Accumulated other comprehensive income	227	227

Total stockholder’s equity (deficit)	(119,604)	14,744

	$299,681	$486,499

See notes to condensed consolidated financial statements.

(1)	The balance sheet as of September 30, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$72,394	$154,322	$249,892	$370,205
Cost of sales	72,359	132,745	258,877	326,259

Gross profit (loss)	35	21,577	(8,985)	43,946
Selling, general and administrative expenses	8,264	8,887	25,488	26,787
Restructuring costs	1,649	—	4,805	1,227
Goodwill impairment charge	—	—	88,136	—
Amortization of intangible assets	1,719	1,780	5,344	5,342
Gain on disposal of equipment	(55)	(37)	(55)	(56)

Total operating expenses	11,577	10,630	123,718	33,300

Operating income (loss)	(11,542)	10,947	(132,703)	10,646
Interest expense	(5,789)	(6,116)	(18,094)	(16,800)
Interest expense — related party	(2,531)	(2,344)	(7,307)	(7,032)

Income (loss) before income taxes	(19,862)	2,487	(158,104)	(13,186)
Income tax provision (benefit)	(6,555)	112	(23,591)	(5,501)

Net income (loss)	$(13,307)	$2,375	$(134,513)	$(7,685)

See notes to condensed consolidated financial statements.

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended
	June 30,
	2009	2008
Operating activities
Net loss	$(134,513)	$(7,685)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,418	17,752
Amortization of deferred financing costs	343	343
Goodwill impairment charge	88,136	—
Stock-based compensation	165	250
Changes in operating assets and liabilities	43,033	(24,129)

Net cash provided by (used in) operating activities	27,582	(13,469)

Investing activities
Purchase of property, plant and equipment	(9,536)	(35,673)

Net cash used in investing activities	(9,536)	(35,673)

Financing activities
Net change in revolver balance	(17,875)	49,299
Payments on capital lease obligations	(171)	(157)

Net cash provided by (used in) financing activities	(18,046)	49,142

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

See notes to condensed consolidated financial statements.

NEENAH FOUNDRY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)
Note 1 — Basis of Presentation
Neenah Foundry Company (Neenah), together with its subsidiaries (collectively, the Company), is a wholly owned subsidiary of NFC Castings, Inc., which is a wholly owned subsidiary of Neenah Enterprises, Inc. (NEI). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah’s Annual Report on Form 10-K for the year ended September 30, 2008.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS 141 (revised 2007) replaces SFAS No. 141, “Business Combinations”, and applies to all transaction or other events in which an entity obtains control of one or more businesses and combinations achieved without the transfer of consideration. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not anticipate this pronouncement will have a significant impact on its results of operations or financial position.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value by allowing an entity to consider its own historical experience in renewing or extending the useful life of a recognized intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effects that FSP 142-3 may have on its financial statements.
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1), as an amendment to SFAS No. 132 (revised 2003), to require additional disclosures about assets held in an employer’s pension and other postretirement benefit plans. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effects that FSP 132(R)-1 may have on its financial statements.
In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company adopted FSP No. FAS 107-1 and APB 28-1 effective June 30, 2009. See Note 12 to the condensed consolidated financial statements for further information.

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165). This statement provides disclosure requirements regarding subsequent events. The adoption of SFAS 165 did not have a material impact on the Company’s results of operations and financial condition. See Note 11 to the condensed consolidated financial statements for further information
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (SFAS 168). SFAS 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is deemed non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Amendments to the Codification are made by issuing a “FASB Accounting Standards Update” that will display an issue date expressed as the year with number sequence. The adoption of this standard and the codification is not expected to have a material effect on the Company’s financial position or results of operations or cash flows.

Note 3 — Inventories
The components of inventories are as follows:

	June 30,	September 30,
	2009	2008

Raw materials	$6,003	$9,899
Work in process and finished goods	32,024	43,901
Supplies	13,747	17,215

	$51,774	$71,015

Note 4 — Employee Benefit Plans
Components of Net Periodic Benefit Cost
The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. Components of net periodic benefit costs are as follows for the three and nine month periods ended June 30, 2009 and 2008:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008

Service cost	$370	$461	$78	$55
Interest cost	1,095	1,097	131	81
Expected return on plan assets	(1,235)	(1,364)	—	—
Amortization of prior service cost (credit)	7	5	40	(13)
Recognized net actuarial gain	(3)	—	(50)	(53)

Net periodic benefit cost	$234	$199	$199	$70

	Pension Benefits		Postretirement Benefits
	Nine months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008

Service cost	$1,110	$1,383	$232	$165
Interest cost	3,285	3,292	394	243
Expected return on plan assets	(3,705)	(4,093)	—	—
Amortization of prior service cost (credit)	23	13	120	(39)
Recognized net actuarial gain	(10)	—	(150)	(159)

Net periodic benefit cost	$703	$595	$596	$210

Employer Contributions
For the nine months ended June 30, 2009, $658 of contributions have been made to the defined-benefit pension plans. The Company presently anticipates contributing an additional $672 to fund its pension plans in fiscal 2009 for a total of $1,330.

Note 5 — Closure of Kendallville
Due to pressures of the overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general, in December 2008, the Company’s Board of Directors approved the closure of the Company’s Kendallville, Indiana, manufacturing facility. The facility ceased production on schedule in March, 2009, and the Company expects to complete the plant shutdown during fiscal 2009. The shutdown will result in 258 employee terminations, with 240 having taken place through June 30, 2009. During the quarter ended June 30, 2009, the Company recorded charges of $394 for employee costs, $146 for facilities consolidation, and $1,109 of other related costs in the restructuring costs line item, along with $304 recovered on previously written down inventory and other current assets in the cost of sales line item in the condensed consolidated statement of operations. During the nine months ended June 30, 2009, the Company recorded charges of $1,897 for employee costs, $517 for facilities consolidation, and $2,391 of other related costs in the restructuring line item, along with $1,956 for accelerated depreciation and $3,531 to write down inventory and other current assets to market value, net of recoveries, in the cost of sales line item in the condensed consolidated statement of operations. The Kendallville facility was included in the Castings segment.
An analysis of the restructuring costs activity for the three and nine months ended June 30, 2009 follows:

			Total
	Employee		Restructuring
	Costs	Other	Costs

Reserve balance at March 31, 2009	$1,503	$1,445	$2,948
Total net expense accrued	394	1,255	1,649
Charges to accrual account	(154)	(1,493)	(1,647)

Reserve balance at June 30, 2009	$1,743	$1,207	$2,950

Reserve balance at September 30, 2008	$—	$—	$—
Total net expense accrued	1,897	2,908	4,805
Charges to accrual account	(154)	(1,701)	(1,855)

Reserve balance at June 30, 2009	$1,743	$1,207	$2,950

Note 6 — Closure of Gregg
Due to pressures of the overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general, in February 2009, the Company’s Board of Directors approved the closure of the Company’s Gregg Industries, Inc. facility. The plant, located in El Monte, California, substantially ceased production in late April 2009. The facility’s foundry operations have been closed and its machining operations are scheduled for closure by October 2009. The Company is in the process of terminating all operations at the El Monte facility, terminating all operational permits and closure is to proceed in accordance with applicable laws. During the quarter ended June 30, 2009, the Company recorded a charge of $3,713 for accelerated depreciation to adjust the useful lives of long-lived assets to be abandoned, which has been included in the cost of sales line item in the accompanying condensed consolidated statement of operations. During the nine months ended June 30, 2009, the Company recorded a charge of $7,167 for accelerated depreciation, which has been included in the cost of sales line item in the accompanying condensed consolidated statement of operations. The closure of the Gregg facility is not expected to result in any material severance payments to employees and the Company is currently evaluating the impact of any other exit or closure related costs. The Gregg facility was included in the Castings segment.
Note 7 — Goodwill
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company applies a fair value-based impairment test to the net book value of goodwill on an annual basis, and if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value of the applicable reporting units. Estimated fair value is based on management judgments and assumptions and those fair values are compared with the aggregate carrying value of the reporting units. If the reporting unit carrying amount is greater than the fair value, then the second step must be completed to measure the amount of impairment, if any.
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

The Company completed the second step analysis in the third quarter of fiscal 2009 with the assistance of a third party valuation firm. The Company recognized a non-cash charge of $88,136 in the second quarter of fiscal 2009 representing its best estimate of goodwill impairment, which was confirmed by the results of the second step analysis.
The changes in the carrying amount of segment goodwill for the nine months ended June 30, 2009 are as follows:

	Castings	Other	Consolidated

Balance at September 30, 2008	$86,699	$1,437	$88,136
Impairment charges	(86,699)	(1,437)	(88,136)

Balance at June 30, 2009	$—	$—	$—

Note 8 — Cost Reduction Actions
On November 16, 2007, the Company announced a restructuring plan to reduce costs and improve general operating efficiencies. The restructuring primarily consisted of salaried headcount reductions at the Company’s operating facilities. In connection with the restructuring plan, the Company incurred employee termination costs of $1,227, which were recognized as a charge to operations during the first quarter of fiscal 2008. The employee termination costs are presented as restructuring costs in the condensed consolidated statements of operations. During the nine months ended June 30, 2008, $810 of employee termination costs were paid, with the remaining $417 recorded in accrued wages and employee benefits in the condensed consolidated balance sheet. As of June 30, 2009, all employee termination costs have been paid. A majority of the employee termination costs relate to headcount reductions in the Castings segment with a small portion attributable to the Forgings segment.
Note 9 — Acquisition
On August 5, 2008, the Company purchased substantially all of the assets of Morgan’s Welding, Inc. (Morgan’s), a steel fabricator located in Pennsylvania, for a cash purchase price of $4,088. In addition, the Company incurred $261 in direct costs related to the acquisition and assumed $564 of current liabilities. The purchase was financed through borrowings under Neenah’s existing amended and restated credit facility. Goodwill of $1,437 was recorded as a result of the acquisition and is being amortized over a 15 year period for tax purposes. During the second quarter of fiscal 2009, this goodwill was written off for financial reporting purposes, as discussed in Note 7, but continues to be amortized for tax purposes.
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

$4,349

Note 10 — Contingencies
On November 5, 2008, the Company entered into a settlement agreement and release with the South Coast Air Quality Management District (District) to resolve outstanding notices of violation (NOVs) and to terminate an abatement order related to its Gregg facility. Aside from resolving the enforcement claims, the main purpose of the settlement agreement is to obligate the Company to undertake various operations measures and projects to reduce or eliminate odors associated with foundry operations. The Company has completed many of the tasks set forth in the settlement agreement. In light of the pending closure of the foundry, however, the Company has not completed, and will not complete, all of the tasks identified in the settlement agreement. Instead, the Company has advised the District that termination of foundry operations has achieved, or will achieve, odor elimination or mitigation which is superior to the odor control which would have been achieved had the Company implemented all the projects and measures set forth in the settlement agreement. The Company currently is discussing with the District how, when or if to modify or terminate the settlement agreement in light of the closure of the foundry. Since the 2008 settlement agreement, the District has issued the El Monte facility two NOVs, both of which remain pending. The Company has vigorously disputed the NOVs. The Company has explained, in writing, why both NOVs are not properly issued under law. The District has not yet responded to the Company’s rebuttal of the NOVs.
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

Note 11 — Subsequent Events
On June 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (SFAS 165). This statement provides disclosure requirements regarding subsequent events. There is no impact on the Company’s net earnings or financial position as a result of adopting this statement. As of August 14, 2009, the issue date of these interim financial statements, there have been no events or transactions that have occurred since June 30, 2009 or are pending that have a material effect on the Company’s interim financial statements for the period ended June 30, 2009.
Liquidity and Debt Instruments. As previously reported in the Company’s Form 8-K filed on July 2, 2009, on July 1, 2009 the Company entered into an agreement with Tontine Capital Partners, L.P., the holder of all of Neenah’s 12 1/2% Senior Subordinated Notes due 2013 (the “12 1/2% Notes”), to allow the Company to defer the entire semi-annual interest payment (representing a deferral of an interest payment of approximately $4.7 million and interest on the previously deferred interest payment of $0.2 million) due on July 1, 2009. The Company had previously elected to defer the payment of interest at an annual rate of 7 1/2% due on the 12 1/2% Notes with respect to the January 1, 2009 interest payment date (representing a deferral of an interest payment of approximately $2.8 million), as is permitted under the terms of the outstanding 12 1/2% Notes. Following the payment of interest on Neenah’s 9 1/2% Senior Secured Notes due 2017 on July 1, 2009, the Company’s unused availability under its 2006 Credit Facility remained below the $15.0 million threshold applicable to its “springing” financial covenant for three business days during the fourth quarter of fiscal 2009. As a result, the Company will be required to measure the minimum fixed charge coverage ratio set forth in its 2006 Credit Facility when its financial results for the 2009 fiscal year are completed. Based on performance through June 30, 2009, the Company expects that it will need to obtain additional financing or an amendment or waiver under the 2006 Credit Agreement in order to avoid a covenant default. The Company has engaged a third party as its financial advisor to assist the Company in enhancing its liquidity position.
Note 12 — Financial Instruments
In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company adopted FSP No. FAS 107-1 and APB 28-1 effective June 30, 2009. The Company believes that the fair value of its financial instruments is accurately represented in the condensed consolidated financial statements for the quarter just ended.

Note 13 — Subsidiary Guarantors
The following tables present condensed consolidating financial information as of June 30, 2009 and September 30, 2008 and for the three and nine months ended June 30, 2009 and 2008 for: (a) Neenah and (b) on a combined basis, the guarantors of the 9 1/2% Notes due 2017 and the 12 1/2% Notes due 2013, which include all of the wholly owned subsidiaries of Neenah (“Subsidiary Guarantors”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.
Condensed Consolidating Balance Sheet
June 30, 2009

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash	$(1,086)	$1,086	$—	$—
Accounts receivable, net	25,986	16,244	—	42,230
Inventories	25,100	26,674	—	51,774
Deferred income taxes	688	3,922	—	4,610
Other current assets	912	1,891	—	2,803

Total current assets	51,600	49,817	—	101,417

Investments in and advances to subsidiaries	80,673	—	(80,673)	—
Property, plant and equipment, net	95,662	50,155	—	145,817
Deferred financing costs and intangible assets, net	32,806	12,725	—	45,531
Goodwill	—	—	—	—
Other assets	2,436	4,480	—	6,916

	$263,177	$117,177	$(80,673)	$299,681

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable	$7,240	$10,877	$—	$18,117
Net intercompany payable	—	135,175	(135,175)	—
Accrued liabilities	24,074	8,536	—	32,610
Current portion of long-term debt	41,808	71	—	41,879

Total current liabilities	73,122	154,659	(135,175)	92,606

Long-term debt and capital lease obligations	300,000	1,617	—	301,617
Deferred income taxes	(6,274)	11,197	—	4,923
Postretirement benefit obligations	8,169	—	—	8,169
Other liabilities	7,764	4,206	—	11,970
Stockholder’s equity (deficit)	(119,604)	(54,502)	54,502	(119,604)

	$263,177	$117,177	$(80,673)	$299,681

Note 13 — Subsidiary Guarantors (continued)
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

Note 13 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Operations
Three months ended June 30, 2009

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$40,588	$33,216	$(1,410)	$72,394
Cost of sales	34,328	39,441	(1,410)	72,359

Gross profit (loss)	6,260	(6,225)	—	35

Selling, general and administrative expenses	4,889	3,375	—	8,264
Restructuring costs	—	1,649	—	1,649
Amortization of intangible assets	1,426	293	—	1,719
Gain on disposal of equipment	—	(55)	—	(55)

Operating loss	(55)	(11,487)	—	(11,542)

Net interest expense	(3,903)	(4,417)	—	(8,320)

Loss before income taxes and equity in loss of subsidiaries	(3,958)	(15,904)	—	(19,862)
Income tax benefit	(3,233)	(3,322)	—	(6,555)

	(725)	(12,582)	—	(13,307)
Equity in loss of subsidiaries	(12,582)	—	12,582	—

Net loss	$(13,307)	$(12,582)	$12,582	$(13,307)

Condensed Consolidating Statement of Operations
Three months ended June 30, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$71,606	$84,875	$(2,159)	$154,322
Cost of sales	56,379	78,525	(2,159)	132,745

Gross profit	15,227	6,350	—	21,577

Selling, general and administrative expenses	4,848	4,039	—	8,887
Amortization of intangible assets	1,426	354	—	1,780
Gain on disposal of equipment	(22)	(15)	—	(37)

Operating income	8,975	1,972	—	10,947

Net interest expense	(4,248)	(4,212)	—	(8,460)

Loss before income taxes and equity in loss of subsidiaries	4,727	(2,240)	—	2,487
Income tax provision (benefit)	1,588	(1,476)	—	112

	3,139	(764)	—	2,375
Equity in loss of subsidiaries	(764)	—	764	—

Net income (loss)	$2,375	$(764)	$764	$2,375

Note 13 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Operations
Nine months ended June 30, 2009

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$116,594	$137,210	$(3,912)	$249,892
Cost of sales	105,576	157,213	(3,912)	258,877

Gross profit (loss)	11,018	(20,003)	—	(8,985)

Selling, general and administrative expenses	13,611	11,877	—	25,488
Restructuring costs	—	4,805	—	4,805
Goodwill impairment charge	86,699	1,437	—	88,136
Amortization of intangible assets	4,279	1,065	—	5,344
Gain on disposal of equipment	—	(55)	—	(55)

Operating loss	(93,571)	(39,132)	—	(132,703)

Net interest expense	(12,117)	(13,284)	—	(25,401)

Loss before income taxes and equity in loss of subsidiaries	(105,688)	(52,416)	—	(158,104)
Income tax benefit	(15,770)	(7,821)	—	(23,591)

	(89,918)	(44,595)	—	(134,513)
Equity in loss of subsidiaries	(44,595)	—	44,595	—

Net loss	$(134,513)	$(44,595)	$44,595	$(134,513)

Condensed Consolidating Statement of Operations
Nine months ended June 30, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$161,839	$213,383	$(5,017)	$370,205
Cost of sales	132,696	198,580	(5,017)	326,259

Gross profit	29,143	14,803	—	43,946

Selling, general and administrative expenses	14,595	12,192	—	26,787
Restructuring costs	885	342	—	1,227
Amortization of intangible assets	4,279	1,063	—	5,342
Gain on disposal of equipment	(24)	(32)	—	(56)

Operating income	9,408	1,238	—	10,646

Net interest expense	(11,179)	(12,653)	—	(23,832)

Loss before income taxes and equity in loss of subsidiaries	(1,771)	(11,415)	—	(13,186)
Income tax benefit	(739)	(4,762)	—	(5,501)

	(1,032)	(6,653)	—	(7,685)
Equity in loss of subsidiaries	(6,653)	—	6,653	—

Net loss	$(7,685)	$(6,653)	$6,653	$(7,685)

Note 13 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
Nine months ended June 30, 2009

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(134,513)	$(44,595)	$44,595	$(134,513)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,703	20,715	—	30,418
Amortization of deferred financing costs	343	—	—	343
Goodwill impairment charge	86,699	1,437	—	88,136
Stock-based compensation	165	—	—	165
Changes in operating assets and liabilities	8,840	34,193	—	43,033

Net cash provided by (used in) operating activities	(28,763)	11,750	44,595	27,582

Investing activities
Investments in and advances to subsidiaries	51,533	(6,938)	(44,595)	—
Purchase of property, plant and equipment	(6,504)	(3,032)	—	(9,536)

Net cash provided by (used in) investing activities	45,029	(9,970)	(44,595)	(9,536)

Financing activities
Net change in revolver balance	(17,875)	—	—	(17,875)
Payments on capital lease obligations	—	(171)	—	(171)

Net cash used in financing activities	(17,875)	(171)	—	(18,046)

Increase (decrease) in cash	(1,609)	1,609	—	—
Cash at beginning of period	523	(523)	—	—

Cash at end of period	$(1,086)	$1,086	$—	$—

Condensed Consolidating Statement of Cash Flows
Nine months ended June 30, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(7,685)	$(6,653)	$6,653	$(7,685)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,284	9,468	—	17,752
Amortization of deferred financing costs	343	—	—	343
Stock-based compensation	250	—	—	250
Changes in operating assets and liabilities	(20,603)	(3,526)	—	(24,129)

Net cash provided by (used in) operating activities	(19,411)	(711)	6,653	(13,469)

Investing activities
Investments in and advances to subsidiaries	(6,500)	13,153	(6,653)	—
Purchase of property, plant and equipment	(22,523)	(13,150)	—	(35,673)

Net cash provided by (used in) investing activities	(29,023)	3	(6,653)	(35,673)

Financing activities
Net change in revolver balance	49,299	—	—	49,299
Payments on capital lease obligations	—	(157)	—	(157)

Net cash provided by (used in) financing activities	49,299	(157)	—	49,142

Increase (decrease) in cash	865	(865)	—	—
Cash at beginning of period	969	(969)	—	—

Cash at end of period	$1,834	$(1,834)	$—	$—

Note 14 — Segment Information
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

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues from external customers:
Castings	$65,614	$141,328	$225,128	$332,659
Forgings	4,884	11,100	19,008	31,309
Other	3,677	4,651	11,277	13,612
Elimination of intersegment revenues	(1,781)	(2,757)	(5,521)	(7,375)

	$72,394	$154,322	$249,892	$370,205

Net income (loss):
Castings	$(11,393)	$2,315	$(128,577)	$(8,091)
Forgings	(1,674)	(110)	(3,805)	8
Other	(480)	155	(2,750)	222
Elimination of intersegment loss	240	15	619	176

	$(13,307)	$2,375	$(134,513)	$(7,685)

	June 30,	September 30,
	2009	2008
Total assets:
Castings	$287,264	$471,509
Forgings	19,507	26,324
Other	9,531	11,187
Elimination of intersegment assets	(16,621)	(22,521)

	$299,681	$486,499

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
Recent Developments
     Liquidity and Debt Instruments. As previously reported in the Company’s Form 8-K filed on July 2, 2009, on July 1, 2009 the Company entered into an agreement with Tontine Capital Partners, L.P., the holder of all of Neenah’s 12 1/2% Senior Subordinated Notes due 2013 (the “12 1/2% Notes”), to allow the Company to defer the entire semi-annual interest payment (representing a deferral of an interest payment of approximately $4.7 million and interest on the previously deferred interest payment of $0.2 million) due on July 1, 2009. The Company had previously elected to defer the payment of interest at an annual rate of 7 1/2% due on the 12 1/2% Notes with respect to the January 1, 2009 interest payment date (representing a deferral of an interest payment of approximately $2.8 million), as is permitted under the terms of the outstanding 12 1/2% Notes. Following the payment of interest on Neenah’s 9 1/2% Senior Secured Notes due 2017 on July 1, 2009, the Company’s unused availability under its 2006 Credit Facility remained below the $15.0 million threshold applicable to its “springing” financial covenant for three business days during the fourth quarter of fiscal 2009. As a result, the Company will be required to measure the minimum fixed charge coverage ratio set forth in its 2006 Credit Facility when its financial results for the 2009 fiscal year are completed. Based on performance through June 30, 2009, the Company expects that it will need to obtain additional financing or an amendment or waiver under the 2006 Credit Agreement in order to avoid a covenant default. The Company has engaged a third party as its financial advisor to assist the Company in enhancing its liquidity position. See the “Liquidity and Capital Resources” section below for further information regarding the deferral of interest under the 12 1/2% Notes and the covenants applicable to the Company under the 2006 Credit Agreement.
     Goodwill. During the second quarter of fiscal 2009, in accordance with SFAS 142, the Company performed an interim goodwill impairment test, indicating the potential for impairment. Since the reporting unit carrying amounts were determined to be greater than fair value, a second step analysis was required to be completed to measure the amount of impairment, if any. The Company completed the second step analysis in the third quarter fiscal 2009 with the assistance of a third party valuation firm. The Company recognized a non-cash charge of $88,136 in the second quarter of fiscal 2009 representing its best estimate of goodwill impairment, which was confirmed by the results of the second step analysis. See Note 7 to the condensed consolidated financial statements for further information.
     Gregg Closure. In February 2009, the Company’s Board of Directors approved the closure of the Company’s Gregg Industries, Inc. facility. The plant, located in El Monte, California, substantially ceased production in late April 2009. The decision to close the facility was made due to pressures of the overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general. The facility’s foundry operations have been closed and its machining operations are scheduled for closure by October 2009. The Company has or is terminating all operations at the El Monte facility, terminating all operational permits and closure is to proceed in accordance with applicable laws.
     On November 5, 2008, Gregg entered into a settlement agreement and release with the South Coast Air Quality Management District (District) to resolve outstanding notices of violation and to terminate an abatement order. Aside from resolving the enforcement claims, the main purpose of the settlement agreement is to obligate Gregg to undertake various operations measures and projects to reduce or eliminate odors associated with foundry operations. Gregg has completed many of the tasks set forth in the settlement agreement. In light of the pending closure of the foundry, however, Gregg has not completed, and will not complete, all of the tasks identified in the settlement agreement. Instead, Gregg has advised the District that termination of foundry operations has achieved, or will achieve, odor elimination or mitigation which is superior to the odor control which would have been achieved had Gregg implemented all the projects and measures set forth in the settlement agreement. Gregg currently is discussing with the District how, when or if to modify or terminate the settlement agreement in light of the closure of the foundry. See Notes 6 and 10 to the condensed consolidated financial statements for further information.

     Kendallville Closure. In December 2008, the Company’s Board of Directors approved the closure of the Company’s Kendallville manufacturing facility. The plant, which is located in Kendallville, Indiana, ceased production in March 2009. The decision to close the facility was made due to the pressures of an overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general. See Note 5 to the condensed consolidated financial statements for further information.
     Tontine Intentions. On November 10, 2008, Tontine announced its intention to begin exploring alternatives for the disposition of its holdings in NEI and Neenah. The timing, manner and aggregate amount of any such dispositions is unknown at this time and may have a substantial effect on the future capital structure and operations of the Company. On March 18, 2009 Tontine announced that it (i) is continuing to explore alternatives for the disposition of its holdings in NEI and Neenah, and (ii) has engaged, on an ongoing basis, in discussions with the Company’s Board of Directors regarding various options and alternatives specifically related to enhancing the Company’s liquidity, capital structure and long term business prospects. Additionally, as discussed under Item 1A. Risk Factors in our Form 10-K for the fiscal year ended September 30, 2008, Tontine’s disposition of its holdings in NEI could result in a change of control event under the 2006 Credit Facility (as defined in “Refinancing Transactions” below), the 9 1/2% Notes and the 12 1/2% Notes. See “Risk Factors — The terms of Neenah’s debt impose restrictions on us that may affect our ability to successfully operate our business. In addition, we may violate applicable financial covenants in our debt agreements if the unused availability under our 2006 Credit Facility falls below $15.0 million” in our Form 10-K for the fiscal year ended September 30, 2008.
     New Mold Line. We recently completed the installation phase of our $54 million capital project to replace a 40-year-old mold line at the Neenah facility. This new state-of-the-art mold line is expected to significantly enhance operating efficiencies, increase capacity and provide expanded molding capabilities for the municipal and industrial product lines. Start-up operations began on schedule during the third quarter of fiscal 2008. The second phase of the project includes enhanced core-making capabilities and the inclusion of ductile iron capacity. As of June 30, 2009, we had expended $52.7 million (including capitalized interest of $2.3 million) and an additional $3.8 million of expenditures are necessary to complete the second phase of the new mold line project as of such date. The second phase expenditures will provide greater operational efficiency, but do not impact the functionality of the mold line. We are currently monitoring the feasibility of making the remaining expenditures necessary to complete the second phase of the project in light of the current trends impacting our business.
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
     Steel Scrap Volatility. We have experienced significant fluctuations in the cost of steel scrap used in our manufacturing process. From December 2007 to July 2008, the cost of steel scrap (measured by quoted prices for shredded steel by Iron Age publication for the Chicago market) rose $313 per ton and then decreased $218 per ton from July 2008 to September 2008. The cost of steel scrap has decreased by $187 per ton from September 2008 to March 2009 and increased by $72 per ton from March 2009 to July 2009. Of all the varying costs of raw materials, fluctuations in the cost of steel scrap impact our business the most. The cost for steel scrap is subject to market forces that are unpredictable and largely beyond our control, including demand by U.S. and international industries, freight costs and speculation. Although we have surcharge arrangements with our industrial customers that enable us to adjust industrial casting prices to reflect steel scrap cost fluctuations, these adjustments have historically lagged behind the current cost of steel scrap during periods of rapidly rising or falling steel scrap costs because these adjustments were generally based on average market costs for prior periods. We have made changes to our surcharge procedures with our industrial customers in an attempt to recover scrap cost increases on a more real time basis. We have historically recovered steel scrap cost increases for municipal products through periodic price increases. However, increases in steel scrap costs in fiscal 2008 forced us to institute price increases coupled with a surcharge on our municipal casting products. Our ability to recover steel scrap cost increases from our customers determines the extent of the adverse effect they have on our business, financial condition and results of operations.
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

Results of Operations
The following discussions compare the results of operations of the Company for the three and nine months ended June 30, 2009, to the results of the operations of the Company for the three and nine months ended June 30, 2008.
Three months ended June 30, 2009 and 2008
Net sales. Net sales for the three months ended June 30, 2009 were $72.4 million, which were $81.9 million or 53.1% lower than the quarter ended June 30, 2008. The decrease was primarily the result of a 53.4% decrease in volume, as measured in tons sold. Sales to the construction and agriculture equipment market were down approximately $8.7 million in the third quarter of fiscal 2009 from the third quarter of fiscal 2008. Sales of municipal products were down approximately $12.5 million in the third quarter of fiscal 2009 from the third quarter of fiscal 2008. Sales to heating, ventilation and air conditioning (HVAC) customers were down approximately $13.0 million in the third quarter of fiscal 2009 from the third quarter of fiscal 2008. Sales of heavy-duty truck products were down approximately $29.7 million in the third quarter of fiscal 2009 from the third quarter of fiscal 2008. Sales to other markets were down approximately $18.0 million in the third quarter of fiscal 2009 from the third quarter of fiscal 2008.
Cost of sales. Cost of sales for the three months ended June 30, 2009 were $72.4 million, a decrease of $60.3 million, or 45.4%, as compared to the quarter ended June 30, 2008. The decrease was the result of reduced production volumes and an approximate 46.3% decrease in raw material unit costs, principally in the price of steel scrap, compared to the three months ended June 30, 2008. The decrease was partially offset by $3.4 million in costs related to the closures of Kendallville and Gregg. Cost of sales as a percentage of net sales increased to 100.0% for the three months ended June 30, 2009 from 86.0% for the three months ended June 30, 2008.
Gross profit. Gross profit for the three months ended June 30, 2009 was $35 thousand, as compared to $21.6 million for the quarter ended June 30, 2008. Gross profit as a percentage of net sales was 0.0% for the three months ended June 30, 2009 compared to a gross profit as a percentage of net sales of 14.0% for the three months ended June 30, 2008. The decrease in gross profit percentage was the result of the additional depreciation charges related to the Kendallville and Gregg closures, other shutdown related costs, and a decreased ability to absorb fixed costs due to lower production levels as discussed above.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2009 were $8.3 million, a decrease of $0.6 million, or 6.7%, as compared to the quarter ended June 30, 2008. The decrease was due to a $0.7 million reduction in wages and other expenses and $0.5 million received from the sale of emission credits, partially offset by higher AQMD expenses incurred at Gregg and the inclusion of Morgan’s operations. Selling, general and administrative expenses as a percentage of net sales increased to 11.5% for the quarter ended June 30, 2009 from 5.8% for the quarter ended June 30, 2008, due to the reduced sales volumes as discussed above.
Restructuring costs. Restructuring costs for the three months ended June 30, 2009 consisted of shutdown related costs of $1.6 million at our Kendallville manufacturing facility. See Note 5 to the condensed consolidated financial statements for further information.
Amortization of intangible assets. Amortization of intangible assets was $1.7 million and $1.8 million for the three months ended June 30, 2009 and 2008, respectively.
Operating income (loss). Operating loss was $11.5 million for the three months ended June 30, 2009, a decrease of $22.4 million from the operating income of $10.9 million for the quarter ended June 30, 2008. As a percentage of net sales, the operating loss was 15.9% for the three months ended June 30, 2009 compared to the operating income of 7.1% for the three months ended June 30, 2008. The increase in operating loss was a result of the reduced sales volumes and the additional depreciation related to long-lived assets and shutdown related costs at the Kendallville manufacturing facility and Gregg Industries, Inc. facility.
Net interest expense. Net interest expense was $8.3 million for the three months ended June 30, 2009 compared to $8.5 million for the quarter ended June 30, 2008. The decrease in interest expense was the result of the reduced level of borrowing on the revolving line of credit.
Income tax provision. The effective tax rate for the three months ended June 30, 2009 and 2008 was 33.2% and 4.5%, respectively. For the three months ended June 30, 2009, the decrease in the effective tax rate from the statutory rate was primarily due to a valuation allowance on state tax net operating loss carry forwards. For the three months ended June 30, 2008, the decrease in the effective tax rate from the statutory rate was primarily due to the reversal of reserves for tax contingencies which were no longer required due to completion of an IRS examination in the third quarter of fiscal 2008.

Nine months ended June 30, 2009 and 2008
Net sales. Net sales for the nine months ended June 30, 2009 were $249.9 million, which were $120.3 million or 32.5% lower than the nine months ended June 30, 2008. The decrease was primarily the result of a 34.5% decrease in volume, as measured in tons sold. Sales to the construction and agriculture equipment market were down approximately $9.8 million in the first nine months of fiscal 2009 from the first nine months of fiscal 2008. Sales of municipal products were down approximately $11.6 million in the first nine months of fiscal 2009 from the first nine months of fiscal 2008. Sales to HVAC customers were down approximately $18.2 million in the first nine months of fiscal 2009 from the first nine months of fiscal 2008. Sales of heavy-duty truck products were down approximately $39.9 million in the first nine months of fiscal 2009 from the first nine months of fiscal 2008. Sales to other markets were down approximately $40.8 million in the first nine months of fiscal 2009 from the first nine months of fiscal 2008.
Cost of sales. Cost of sales for the nine months ended June 30, 2009 were $258.9 million, a decrease of $67.4 million, or 20.7%, as compared to the nine months ended June 30, 2008. The decrease was the result of reduced production volumes and an approximately 16.9% decrease in raw material unit costs, principally in the price of steel scrap, compared to the nine months ended June 30, 2008. The decrease was partially offset by $14.5 million of costs related to the closures of Kendallville and Gregg. Cost of sales as a percentage of net sales increased to 103.6% for the nine months ended June 30, 2009 from 88.1% for the nine months ended June 30, 2008.
Gross profit (loss). Gross loss for the nine months ended June 30, 2009 was $9.0 million as compared to a gross profit of $43.9 million for the nine months ended June 30, 2008. As a percentage of net sales, the gross loss was 3.6% for the nine months ended June 30, 2009, compared to a gross profit of 11.9% for the nine months ended June 30, 2008. The decrease in gross profit percentage was the result of the additional depreciation charges related to the Kendallville and Gregg closures, writedown of current assets to fair market value, other shutdown related costs, and a decreased ability to absorb fixed costs due to lower production levels as discussed above.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended June 30, 2009 were $25.5 million, a decrease of $1.3 million, or 4.9%, as compared to the nine months ended March 31, 2008. The decrease was due to a $2.2 million reduction in wages and other expenses and $0.5 million received from the sale of emission credits, partially offset by a $0.9 million increase from higher AQMD expenses incurred at Gregg and the inclusion of Morgan’s operations. Selling, general and administrative expenses as a percentage of net sales increased to 10.2% for the nine months ended June 30, 2009 from 7.2% for the nine months ended June 30, 2008, due to reduced sales as discussed above.
Restructuring costs. Restructuring costs for the nine months ended June 30, 2009 consisted of shutdown related costs of $4.8 million at our Kendallville manufacturing facility. See Note 5 to the condensed consolidated financial statements for further information.
Goodwill impairment charge. Goodwill impairment charge for the nine months ended June 30, 2009 consisted of the Company’s entire goodwill balance of $88.1 million. See Note 7 to the condensed consolidated financial statements for further information.
Amortization of intangible assets. Amortization of intangible assets was $5.3 million for the nine months ended June 30, 2009 and 2008.
Operating income (loss). Operating loss was $132.7 million for the nine months ended June 30, 2009, an increase of $143.3 million from the operating income of $10.6 million for the nine months ended June 30, 2008. As a percentage of net sales, the operating loss was 53.1% for the nine months ended June 30, 2009 compared to the operating income of 2.9% for the nine months ended June 30, 2008. The increase in operating loss was a result of the goodwill impairment charge, reduced sales volumes, and the additional depreciation related to long-lived assets and shutdown related costs at the Kendallville manufacturing facility and the Gregg Industries, Inc. facility.
Net interest expense. Net interest expense was $25.4 million for the nine months ended June 30, 2009 compared to $23.8 million for the nine months ended June 30, 2008. The increase in interest expense was the result of the increased level of borrowing on the revolving line of credit.
Income tax provision. The effective tax rate for the nine months ended June 30, 2009 and 2008 was 14.9% and 41.7%, respectively. The decrease in the effective tax rate was primarily due to the recording of goodwill impairment and a valuation allowance on state tax net operating loss carry forwards.

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
As of June 30, 2009, our outstanding indebtedness consisted of Neenah’s $225.0 million of outstanding 9 1/2% Notes, $1.6 million of capital lease obligations, Neenah’s $75.0 million of outstanding 12 1/2% Notes, and $41.8 million of borrowings outstanding under Neenah’s 2006 Credit Facility. Our primary sources of liquidity in the future will be cash flow from operations and borrowings under Neenah’s 2006 Credit Facility.
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
The 2006 Credit Facility requires Neenah to prepay outstanding principal amounts upon certain asset sales, upon certain equity offerings, and under certain other circumstances. It also requires us to observe certain customary conditions, affirmative covenants and negative covenants including “springing” financial covenants that require us to satisfy a trailing four quarter minimum fixed charge coverage ratio of 1.0x if our unused availability is less than $15.0 million for any period of three consecutive business days during a fiscal quarter. As of June 30, 2009, our borrowing base was $59.9 million and outstanding borrowings were $41.8 million. Therefore, our unused availability was $18.1 million, or $3.1 million in excess of the $15.0 million threshold. Our unused availability did not fall below the $15.0 million threshold for three consecutive business days during the quarter ended June 30, 2009; consequently, the minimum fixed charge coverage ratio was not applicable. However, had we been required to apply the minimum fixed charge coverage ratio for the twelve month period ended June 30, 2009, we would not have satisfied the required ratio. At June 30, 2009, Neenah was in compliance with applicable bank covenants.
Following the payment of interest on the 9 1/2% Notes on July 1, 2009, the Company’s unused availability has remained below the $15.0 million threshold for three business days during the fourth quarter of fiscal 2009. As a result, the Company will be required to measure the minimum fixed charge coverage ratio set forth in its 2006 Credit Facility when its financial results for the 2009 fiscal year are completed. Based on performance through June 30, 2009, the Company expects that it will need to obtain additional financing or an amendment or waiver under the 2006 Credit Agreement in order to avoid a covenant default. The Company has engaged Rothschild Inc. as its financial advisor to assist the Company in enhancing its liquidity position. Non-compliance with the covenants could result in the requirement to immediately repay all amounts outstanding under the 2006 Credit Facility and cause a cross default under our outstanding notes, which could have a material adverse effect on our results of operations, financial position and cash flow. The 2006 Credit Facility also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and certain changes of ownership or control of us, Neenah, or NFC. We are prohibited from paying dividends, with certain limited exceptions, and are restricted to a maximum yearly stock repurchase of $1.0 million.
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
12 1/2% Notes. The $75.0 million of Neenah’s outstanding 12 1/2% Notes mature on September 30, 2013. The 12 1/2% Notes were issued to Tontine Capital Partners, L.P. (“Tontine”) in exchange for an equal principal amount of Neenah’s 13% Notes that were then held by Tontine. The obligations under the 12 1/2% Notes are senior to Neenah’s subordinated unsecured indebtedness, if any, and are subordinate to the 2006 Credit Facility and the 9 1/2% Notes. Interest on the 12 1/2% Notes is payable on a semi-annual basis. Not less than 5% (500 basis points) of the interest on the 12 1/2% Notes must be paid in cash and the remainder (up to 7 1/2% or 750 basis points) of the interest may be deferred at our option. We must pay interest on any interest so deferred at a rate of 12 1/2% per annum. Neenah elected to defer the payment of 7 1/2% of the interest due on the 12 1/2% Notes with respect to the January 1, 2009 interest payment date (representing a deferral of an interest payment of approximately $2.8 million). On July 1, 2009, Neenah entered into an agreement with Tontine to defer the entire semi-annual interest payment on the 12 1/2% Notes (representing a deferral of an interest payment of approximately $4.7 million and interest on the previously deferred interest payment in the amount of $0.2 million) due on July 1, 2009. Neenah’s obligations under the 12 1/2% Notes are guaranteed on an unsecured basis by each of Neenah’s wholly owned subsidiaries. Subject to the restrictions in the 2006 Credit Facility and in the indenture for the 9 1/2% Notes, the 12 1/2% Notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice, at 100.000% of the principal amount thereof, plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a “change of control,” Neenah is required to make an offer to purchase the 12 1/2% Notes at 101.000% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The 12 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The 12 1/2% Notes also contain customary events of default typical to this type of financing, such as, (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.
Under the capital structure resulting from the Refinancing Transactions, we currently have no principal amortization requirements. We have been using cash flow from operations and a portion of our unused availability under the 2006 Credit Facility to fund the new mold line described above under “Recent Developments.”
For the nine months ended June 30, 2009 and 2008, capital expenditures were $9.5 million and $35.7 million, respectively. The decreased level of capital expenditures for the nine months ended June 30, 2009 results from reduced expenditures necessary for the new mold line at the Neenah location described above under “Recent Developments.” Capital expenditures for the new mold line were $3.3 million for the nine months ended June 30, 2009 compared to $18.3 million (including capitalized interest of $1.2 million) for the nine months ended June 30, 2008. The remaining capital expenditures are normal expenditures necessary to maintain facilities and operations.
Our primary sources of liquidity are cash flow from operations and borrowings under Neenah’s 2006 Credit Facility. At June 30, 2009, we had $41.8 million outstanding under the 2006 Credit Facility and had unused availability of $18.1 million. As noted above, in July, 2008 our maximum availability under the 2006 Credit Facility was increased by $10.0 million. Net cash provided by operating activities during the nine months ended June 30, 2009 was $27.6 million, an increase of $14.1 million from net cash of $13.5 million used in operating activities during the nine months ended June 30, 2008. Operating cash flows for the nine months ended June 30, 2009 are not necessarily indicative of the operating cash flows that may be expected for the remainder of fiscal 2009, due to the seasonality of our business.
Future Capital Needs. We are significantly leveraged. Our ability to meet debt obligations will depend upon future operating performance which will be affected by many factors, some of which are beyond our control. Based on our current level of operations, we anticipate that our operating cash flows, a tax refund of $7.1 million received in January 2009, and borrowings under the 2006 Credit Facility will be sufficient to fund anticipated operational investments, including working capital and capital expenditure needs for the near term. However, the recent trends impacting our performance, including a decline in our sales volumes in all markets, and the overall decline in the credit markets and ensuing economic uncertainty have put additional pressure on our ability to maintain availability under our 2006 Credit Facility as well as meet the relevant financial covenant, if and when applicable. These downward trends are expected to continue to adversely affect our financial results for the remainder of fiscal 2009. As the Company will be required to measure the minimum fixed charge coverage ratio set forth in its 2006 Credit Facility when its financial results for the 2009 fiscal year are completed and based on performance through June 30, 2009, the Company expects that it will need to obtain additional financing or an amendment or waiver under the 2006 Credit Agreement in order to avoid a covenant default. Depending on the severity, duration and timing of the impact of these trends and the environment in which any such financing, amendment or waiver is negotiated, the Company may need to address certain provisions of the 2006 Credit Facility relating to calculations of availability under the facility and the potential applicability of the relevant financial covenant under the 2006 Credit Facility. There can be no assurance that we will be successful in obtaining any such financing, amendment or waiver. A breach of these covenants could result in a default under the indenture governing the 9 1/2% Notes, under the 12 1/2% Notes and/or the 2006 Credit Facility. If there were an event of default under the indenture for the 9 1/2% Notes, under the 12 1/2% Notes and/or the 2006 Credit Facility, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately and the lenders under the 2006 Credit Facility could terminate their commitments to lend. If we are unable to service our debt requirements as they become due or if we are unable to maintain ongoing compliance with applicable covenants, we may be forced to adopt alternative strategies that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.
Off-Balance Sheet Arrangements
None.
Contractual Obligations
The following table includes the Company’s significant contractual obligations at June 30, 2009 (in millions):

		Less Than			More Than
	Total	1 year	1-3 Years	3-5 Years	5 Years

Long-term debt	$300.0	$—	$—	$75.0	$225.0
Interest on long-term debt	208.3	38.9	61.5	54.5	53.4
Revolving line of credit	41.8	41.8	—	—	—
Interest and fees on revolving line of credit	1.1	1.1	—	—	—
Capital leases	1.6	0.1	0.6	0.6	0.3
Operating leases	4.7	1.7	2.1	0.7	0.2
New mold line commitments	1.6	1.6	—	—	—

Total contractual obligations	$559.1	$85.2	$64.2	$130.8	$278.9

As of June 30, 2009, the Company had no material purchase obligations other than those arising in the ordinary course of business related to inventories and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and post-retirement plans which are discussed in detail in Note 11 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2008. For the nine months ended June 30, 2009, $0.6 million of contributions have been made to the Company’s pension plans. The Company presently anticipates contributing an additional $0.7 million to fund its pension plans in fiscal 2009 for a total of $1.3 million. Post-retirement medical claims are paid as they are submitted and are anticipated to be $0.8 million in fiscal 2009.
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
Interest Rate Sensitivity. Although the 9 1/2% Notes and the 12 1/2% Notes are subject to fixed interest rates, the Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under the 2006 Credit Facility. As of June 30, 2009, the Company had $41.8 million outstanding under the 2006 Credit Facility. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ending September 30, 2009, the Company’s interest expense would increase or decrease by approximately $0.1 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.
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
From June to October, 2008, Dalton received three Notices of Violation (NOVs) from the Indiana Department of Environmental Management. One of the NOVs related to monitoring and recordkeeping deviations in Title V air permit requirements and the other two NOVs related to alleged violations at Dalton’s restricted waste landfill sites. Dalton is working with IDEM to resolve the NOVs. The Company has accrued $0.3 million at June 30, 2009 for possible penalties and other costs related to the NOVs.
Fox River Cleanup Matter. Certain areas of the Lower Fox River System in Wisconsin have been designated for remedial activities under the Comprehensive Environmental Response, Compensation and Liability Act due to PCB contamination. Neenah operates a facility near this area. With respect to the Fox River PCB site, Appleton Papers Inc. (“API”) and NCR Corporation (“NCR”) commenced an action in U.S. District Court for the Eastern District of Wisconsin on January 7, 2008 seeking to allocate among all responsible parties the equitable shares of response costs and natural resources damages associated with the environmental contamination of the Fox River. API and NCR indicated that they believe that other parties, including Neenah, should participate in the funding of this work because they allegedly contributed to the environmental contamination and are responsible parties. Accordingly, in a letter dated March 12, 2008, API and NCR notified Neenah that they were thereby terminating the 2004 tolling and standstill agreement among Neenah, NCR, API, and Arjo Wiggins Appleton Ltd., with the intent of adding Neenah as a party to the referenced litigation. On April 14, 2008, Neenah was served with a third amended complaint and joined as a defendant in the pending lawsuit brought by plaintiffs API and NCR. Plaintiffs make claims against Neenah (and other defendants) for response costs allegedly incurred by plaintiffs, contribution, and declaratory relief. Various case management dates have been set through December, 2009. The Company asserted factual and legal defenses to these claims, and the Company has filed counterclaims against plaintiffs for breach of contract (tolling agreement) and for common law and statutory contribution and indemnity. The Company participated in a group of parties in active negotiations with government representatives with the goal of obtaining a de minimis settlement of the litigation, and it has joined in a settlement in principle with the government subject to negotiation and entry of a de minimis consent decree. The Company is also exploring the possibility of reimbursement of certain expenses and defense costs incurred relating to the case from its liability insurance carriers. In May 2009, a de minimis settlement was reached and the Company paid its portion in the amount of $0.2 million. No further amounts have been accrued for potential liability in this case as of June 30, 2009.
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

NEENAH ENTERPRISES, INC. NEENAH FOUNDRY COMPANY
DATE: August 13, 2009	/s/ Jeffrey S. Jenkins
Jeffrey S. Jenkins
Corporate Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index
to
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2009

Exhibit No.	Description	Incorporated Herein by Reference	Filed Herewith
10.1	Letter Agreement, dated July 1 2009, between Tontine Capital Partners, L.P. and Neenah Foundry Company	Exhibit 10.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K filed July 2, 2009

31.1	Certification of Chief Executive Officer of Neenah Enterprises, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer of Neenah Enterprises, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.3	Certification of Chief Executive Officer of Neenah Foundry Company pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.4	Certification of Chief Financial Officer of Neenah Foundry Company pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Neenah Enterprises, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Neenah Foundry Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X