Form 10-K
period 2009-09-30
NEENAH ENTERPRISES, INC.; NEENAH FOUNDRY CO
filed 2010-01-13
CIK 855667, 1040599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 2009.
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

Neenah Enterprises, Inc.  Yes ☐     No ☑

Neenah Foundry Company  Yes ☑     No ☐

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Neenah Enterprises, Inc.	The aggregate market value of the common equity of Neenah Enterprises, Inc. held by non-affiliates as of March 31, 2009 was $793,827, based on the closing price of $0.18 per share on the OTC Bulletin Board as of such date. (Shares of NEI Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock of Neenah Enterprises, Inc. have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)
Neenah Foundry Company	The aggregate market value of the common equity of Neenah Foundry Company held by non-affiliates as of March 31, 2009 was zero. All of the common stock of Neenah Foundry Company is held by NFC Castings, Inc., a wholly owned subsidiary of Neenah Enterprises, Inc.

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Neenah Enterprises, Inc.	As of December 4, 2009, Neenah Enterprises, Inc. had 15,385,622 shares of common stock outstanding.
Neenah Foundry Company	As of December 4, 2009, Neenah Foundry Company had 1,000 shares of common stock outstanding, all of which were owned by NFC Castings, Inc, a wholly owned subsidiary of Neenah Enterprises, Inc.

Documents Incorporated by Reference

Certain portions of Neenah Enterprises, Inc.’s Proxy Statement to be filed for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NEENAH ENTERPRISES, INC.
NEENAH FOUNDRY COMPANY

FISCAL YEAR 2009
FORM 10-K

ANNUAL REPORT

Item		Page

	Filing Format	1
	Special Note Regarding Forward-Looking Statements	1
	Introduction	2

PART I
1.	Business	2
1A.	Risk Factors	15
1B.	Unresolved Staff Comments	25
2.	Properties	25
3.	Legal Proceedings	26
4.	Submission of Matters to a Vote of Security Holders	26
	Executive Officers of the Registrant	27

PART II
5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
6.	Selected Financial Data	29
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
7A.	Quantitative and Qualitative Disclosures About Market Risk	41
8.	Financial Statements and Supplementary Data	42
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
9A(T).	Controls and Procedures	42
9B.	Other Information	43

PART III
10.	Directors, Executive Officers and Corporate Governance	43
11.	Executive Compensation	43
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
13.	Certain Relationships and Related Transactions, and Director Independence	43
14.	Principal Accountant Fees and Services	43

PART IV
15.	Exhibits and Financial Statement Schedules	44
	Signatures	109
	Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act	110
	Exhibit Index	111
EX-10.1(d)
EX-10.1(e)
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

Special Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K include some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. All statements other than statements of current or historical fact contained in this Annual Report on Form 10-K, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “will” and similar expressions, as they relate to us, are intended to identify forward-looking statements. In particular, these include, among other things, statements relating to:

•	our ability to continue as a going concern;

•	our significant indebtedness;

•	our future cash flow, earnings and liquidity;

•	our ability to meet our debt obligations;

•	the effects of general industry and economic conditions;

•	our ability to retain our significant customers and rely on our significant suppliers;

•	our ability to compete with competitors in our industry;

•	the outcome of any litigation and labor disturbances in which we may be involved; and

•	our ability to attract and retain qualified personnel.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in Item 1A, “Risk Factors,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In light of these risks, uncertainties and assumptions, the forward-looking statements in this Annual Report on Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. In particular, the factors that could cause our results to differ materially from current expectations include, among others, our ability to service our substantial indebtedness, material disruptions to the major industries we serve; continued price fluctuations in the scrap metal market; increases in price or interruptions in the availability of metallurgical coke; regulatory restrictions or requirements; developments affecting the valuation or prospects of the casting and forging industries generally or our business in particular; the outcome of legal proceedings in which we are involved; and changes in economic conditions affecting us, our customers and our suppliers. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this Annual Report on Form 10-K.

Our forward-looking statements speak only as of the date of this filing.

Introduction

On August 3, 2007, NEI recapitalized and we took steps intended to facilitate the development of a market in NEI common stock. Specifically, we registered NEI’s common stock under Section 12(g) of the Securities Exchange Act of 1934, by filing a Form 10 registration statement with the Securities and Exchange Commission, and we amended NEI’s certificate of incorporation and bylaws in several respects. The amendments to the certificate of incorporation included:

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

As used in this report, except as the context otherwise requires, the terms “NEI,” “Company,” “we,” “our,” “ours,” and “us” refers to Neenah Enterprises, Inc. (formerly ACP Holding Company) and its direct and indirect subsidiaries, collectively and individually, as appropriate from the context. Except as the context otherwise requires, “Neenah” refers to our indirect subsidiary, Neenah Foundry Company, and its wholly-owned subsidiaries, Deeter Foundry, Inc. (“Deeter”), Mercer Forge Corporation (“Mercer”), Dalton Corporation (“Dalton”), Advanced Cast Products, Inc. (“Advanced Cast Products”), Gregg Industries, Inc. (“Gregg”), Neenah Transport, Inc., Morgan’s Welding, Inc. (“Morgan’s”), and Cast Alloys, Inc. (“Cast Alloys”), which is inactive, and their respective subsidiaries. The Company’s Board of Directors approved the closure of the Company’s manufacturing facility located in Kendallville, Indiana (the “Kendallville Facility”) in December 2008 and the Gregg facility located in El Monte, California (the “Gregg Facility”) in February 2009. Both facilities ceased production and substantially completed shutdown during fiscal 2009. “NFC” refers to NFC Castings, Inc., which is a wholly owned subsidiary of NEI and the parent of Neenah. NEI does not have any material assets or liabilities other than its indirect ownership of Neenah and Neenah’s subsidiaries. Neenah and Neenah’s subsidiaries (rather than NEI) are obligors or guarantors under our bank credit agreement and outstanding notes. Our fiscal year ends on September 30.

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

We have been able to achieve significant market shares in the major markets we serve. Each of our 9 manufacturing or machining facilities has unique capabilities to effectively serve our market niches.

We believe that the following attributes provide us with competitive advantages and will position us to be successful going forward.

•	Leadership position in a relatively stable municipal market. We are one of the leading suppliers of castings to the domestic municipal products market and, we believe, one of only two national suppliers, with approximately 15,000 customers in all 50 states and over 6,000 part numbers shipped in fiscal 2009. Approximately 40% of the individual part numbers we shipped in our 2009 fiscal year for the municipal market were in quantities of fewer than 10 pieces, which we believe creates a significant barrier to entry. We also believe that we are the only manufacturer that has invested in the unique patterns required to make many of these specific products, resulting in significant barriers to entry.

•	Significant customer dependence on Neenah. The patterns for municipal products seldom become obsolete and have been developed to various state and municipality specifications. These patterns are 100% owned by Neenah. As a market leader, our municipal castings are often specified as the standard in municipal contracts. Although the patterns for industrial castings are owned by the customer and not the foundry, industrial patterns are not readily transferable to other foundries without, in most cases, significant additional investment. We estimate that we have historically retained throughout the product life cycle over 95% of the patterns that we have been awarded. We believe we have the only tooling for a significant majority of our industrial products by net sales.

•	Large and experienced sales and marketing force. Neenah has one of the largest sales and marketing forces serving the U.S. heavy municipal end-user market. We also employ a dedicated industrial casting sales force consolidated across all facilities. Our sales force supports ongoing customer relationships, and works with customers’ engineers and procurement representatives as well as our own engineers, manufacturing management and quality assurance representatives throughout all stages of the production process to ensure that the final product consistently meets or exceeds the specifications of our customers. This team approach, consisting of sales, marketing, manufacturing, engineering and quality assurance efforts, is an integral part of our marketing strategy. In addition, our 15 distribution and sales centers around the U.S. provide our municipal products customers with readily available castings to meet their needs.

•	Focused manufacturing facilities with an emphasis on quality and implementation of lean manufacturing concepts. We operate 9 focused manufacturing and/or machining facilities in five states. We focus our facilities on the specific markets and market segments that they are best suited to serve, creating what we believe to be an efficient process flow which enables us to provide superior products to each of our chosen markets. We continuously focus on productivity gains by improving upon the individual steps of the casting process, which enables us to produce castings in low and medium volume quantities on high volume, cost-effective molding equipment. With a major focus on implementing lean manufacturing and Six Sigma, we are continuously striving for improvement of operations and personnel, emphasizing defect prevention, safety and the reduction of variation and waste in all areas.

•	Value-added machining capabilities. Through our four machining facilities, we are able to deliver a machined product to many of our customers, allowing us to capture a greater share of the value chain. The casting machining process can contribute significantly to the value of the end-product, in particular in certain custom situations where high-value specialized machining is required. We continually evaluate opportunities to increase our value-added machining services.

•	Experienced and well-respected senior management team. Our senior management team provides a depth and continuity of experience in the casting industry.

Liquidity and Going Concern

Our auditors have included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended September 30, 2009, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. This assumes a continuing of operations and the realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if we were forced to discontinue operations.

As of September 30, 2009, our outstanding indebtedness consisted of Neenah’s $225.0 million of outstanding 9 1/2% Notes due 2017 (the “9 1/2% Notes”), $1.6 million of capital lease obligations, Neenah’s $82.5 million, including deferred interest of $7.5 million, of outstanding 12 1/2% Senior Subordinated Notes due 2013 (the “12 1/2% Notes”) and $55.2 million of borrowings outstanding under Neenah’s $110 million revolving loan and security agreement (the “2006 Credit Facility”). As previously reported in our Current Report on Form 8-K filed on November 13, 2009, Neenah and certain of its subsidiaries entered into an agreement (the “Forbearance Agreement”) on November 10, 2009, pursuant to which the lenders under the 2006 Credit Facility agreed to, among other things, forbear from exercising certain of the lenders’ rights and remedies in respect of or arising out of certain specified defaults that had occurred as of November 10, 2009 and that were expected to occur during the effective period of the Forbearance Agreement, including Neenah’s anticipated failure to satisfy its minimum fixed charge coverage ratio under the 2006 Credit Facility for the 2009 fiscal year. Effective as of December 23, 2009, Neenah and certain of its subsidiaries entered into a Forbearance Extension (the “Forbearance Extension”) with the lenders, pursuant to which the lenders agreed to, among other things, waive certain additional specified defaults and extend the expiration date of the Forbearance Agreement until the earlier of January 15, 2010 or certain triggering events described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.” In addition, we have not made the interest payments due January 1, 2010 on our 9 1/2% Notes and 12 1/2% Notes and may not be able to make such payments prior to the expiration of the applicable grace period.

A breach of a covenant or failure to make interest payments when due under any of our outstanding debt instruments could result in a default under such instrument and potentially a cross-default under other instruments. If an event of default arises, our lenders or noteholders could cause all amounts borrowed under these instruments to be due and payable immediately and the lenders under the 2006 Credit Facility could terminate their commitments to lend. We do not currently have cash available to satisfy these obligations if they were to be accelerated. We are exploring various strategic and restructuring alternatives, including a restructuring of our outstanding indebtedness, and have engaged a third party financial advisor. If we are unable to generate increased cash flows through improvements in the operation of our business and/or successfully restructure our indebtedness, we may be unable to continue as a going concern and/or may be compelled to file voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In addition, under certain circumstances, our creditors may file an involuntary petition for bankruptcy against us.

Background

Our business was founded in 1872 and operated for 125 years by the founding family. In 1997, Neenah Corporation (Neenah’s parent holding company at that time) was acquired by NFC, a wholly owned subsidiary of NEI. A short time later Neenah Foundry Company merged with and into Neenah Corporation and the surviving company changed its name to Neenah Foundry Company.

In 1998, Neenah acquired all the capital stock of Deeter, Mercer and Dalton. NEI already owned Advanced Cast Products prior to the time NEI acquired its interest in Neenah. In 1999, Neenah acquired Gregg. In 2008, Neenah acquired Morgan’s.

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

Prior to closing in 2009, Gregg manufactured gray and ductile iron castings, primarily for engine turbo-chargers and heavy-duty truck applications.

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

Beginning in 2000, several trends converged to create an extremely difficult operating environment for the Company. First, there were dramatic cyclical declines in some of our most important markets including trucks, railroad, construction and agriculture equipment. Second, there was a significant order slowdown by manufacturers in the residential segment of the HVAC equipment industry, resulting in lower demand for Dalton’s HVAC castings. Third, domestic foundries had been suffering from underutilized capacity, significantly increased foreign competition, continued price reduction pressure from customers and other competitors, and increased costs associated with heightened safety and environmental regulations. These factors caused and to some extent continue to cause a substantial number of foundries to cease operations or file for bankruptcy protection.

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

On May 25, 2006, we experienced a change of control when Tontine Capital Partners, L.P. (“TCP”) became the beneficial owner of a majority of the outstanding shares, on a fully-diluted basis, of NEI. As a result of subsequent transactions, as of December 4, 2009, TCP and an affiliate, Tontine Capital Overseas Master Fund, L.P. (“TCO” and, together with TCP, “Tontine”) beneficially owned, in the aggregate, 9,550,697 shares of NEI common stock, representing approximately 58% of all shares outstanding of NEI on a fully-diluted basis and approximately 65% of the 14,625,326 shares then actually outstanding.

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

Business Strategy

We are focused on growing and refining our business, improving our profit margins and continually providing our customers with the highest levels of product quality and customer service. Key elements of our strategy are outlined below.

•	Continued penetration of core markets. We seek to optimize our competitive position in heavy municipal and industrial castings through separate strategies tailored to the specific needs of each business. We expect to grow and leverage the strength and stability of the municipal business by continuing to expand our participation in markets already served and by augmenting our cost competitive capacity by taking advantage of our recently installed state-of-the-art mold line for larger, low volume castings, which we expect will enhance production efficiencies, increase capacity and provide expanded molding capabilities. We intend to further develop selected areas of the industrial business, such as construction and agricultural products, and further our relationships with existing customers through production of more complex industrial castings, while seeking out selected new customers. Additionally, industry consolidation has resulted in a significant reduction in the number of foundries and a rise in the share of production by the remaining foundries. We continue to capitalize on on-going consolidation by taking advantage of opportunities created by the closing of more inefficient foundries.

•	Deepen and expand customer relationships. We focus on creating close working relationships with our customers by developing multiple points of contact throughout their organizations. In addition to supporting on-going customer relationships, our sales force also works with customers’ engineers and procurement representatives as well as with our own engineers, manufacturing managers and quality assurance representatives throughout all stages of the production process to ensure that the final product consistently meets or exceeds the specifications of our customers. Since we are the sole-source supplier for the majority of the products that we provide to our industrial customers, we intend to expand those relationships by continuing to participate in the development and production of more complex industrial castings, while seeking out selected new customers who would value our capabilities and performance reputation, technical ability and high level of quality and service.

•	Value-added focus. Our ability to provide value-added machining enhances the value of the products we produce and is a competitive advantage as it positions us as a vital link in each customer’s supply chain by providing customers with a single source alternative that reduces supply chain costs and shortens lead times. Customers are increasingly requesting that foundries supply machined components as it reduces handling as well as their cost to process. We focus on value-added precision machined components involving highly specialized and complex processes and, in some cases, difficult to machine materials. We are currently working to further increase our market position by expanding our value-adding machining capacity and our austempered ductile iron capabilities.

•	Efficiency gains and cost reductions. We continually seek ways to reduce our operating costs and increase our manufacturing productivity. To further this objective, we have undertaken the following:

•	Installation of a new mold line at Neenah. In the third quarter of fiscal 2008, we completed the installation phase of a $54 million capital project to replace a 40-year-old mold line at the Neenah facility. This new state-of-the-art mold line has significantly enhanced operating efficiencies, increased capacity and provided expanded molding capabilities for the municipal and industrial product lines. Due to the current down turn in all of our markets, the full efficiency and capability improvements from the new mold line have not yet been recognized. At September 30, 2009, we had expended $53.0 million and an additional $3.5 million of expenditures are necessary to complete the second phase of the new mold line project, which will enhance core-making capabilities and add ductile iron capacity. When fully utilized, we believe this new mold line will substantially improve our cost position on selected new and existing municipal parts and will be one of the most capable mold lines for parts of this nature in North America.

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

Business Segments — Overview

We have two reportable segments, castings and forgings. The castings segment manufactures and sells various grades of gray and ductile iron castings for the heavy municipal and industrial markets, while the forgings segment manufactures and sells steel forged components for the industrial market. The segments were determined based upon the production process utilized and the type of product manufactured. Approximately 90% of our net sales for fiscal 2009 was derived from our castings segment, with approximately 8% from our forgings segment.

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

We have experienced significant fluctuations in the cost of steel scrap used in our manufacturing process. From December 2007 to July 2008, the cost of steel scrap (measured by quoted prices for shredded steel by Iron Age publication for the Chicago market) rose $313 per ton and then decreased $218 per ton from July 2008 to September 2008. The cost of steel scrap has decreased by $187 per ton from September 2008 to March 2009 and increased by $102 per ton from March 2009 to $290 per ton for September 2009. Of all the varying costs of raw materials, fluctuations in the cost of steel scrap impact our business the most. The cost for steel scrap is subject to market forces that are unpredictable and largely beyond our control, including demand by U.S. and international industries, freight costs and speculation. Although we have surcharge arrangements with our industrial customers that enable us to adjust industrial casting prices to reflect steel scrap cost fluctuations, these adjustments have historically lagged behind the current cost of steel scrap during periods of rapidly rising or falling steel scrap costs because these adjustments were generally based on average market costs for prior periods. We have made changes to our surcharge procedures with our industrial customers in an attempt to recover scrap cost increases on a more real time basis. We have historically recovered steel scrap cost increases for municipal products through periodic price increases. However, increases in steel scrap costs in fiscal 2008 forced us to institute price increases coupled with a surcharge on our municipal casting products. Steel scrap costs were more stable in fiscal 2009, but there can be no assurance that the volatility the market experienced in 2008 will not return. Our ability to recover steel scrap increases from our customers determines the extent of the adverse effect they have on our business, financial condition and results of operations.

Seasonality and Cyclicality

We experience seasonality in our municipal business where sales tend to be higher during the construction season, which occurs during the warmer months, generally the third and fourth quarters of our fiscal year. We attempt to maintain level production throughout the year in anticipation of such seasonality and therefore do not experience significant production volume fluctuations. Historically, we have built inventory in anticipation of the construction season. This inventory build-up has had a negative impact on working capital and increases our liquidity needs during the second quarter. In light of our current liquidity position and the additional capacity provided by the new mold line, we may not build inventory in 2010 to the same extent we have in prior years and may have to address fluctuations in production requirements as a result. We have not historically experienced significant seasonality in industrial casting sales.

We have historically experienced some cyclicality in the heavy municipal market as sales of municipal products are influenced by, among other things, public spending and the state of the new housing market. There is generally not a large backlog of business in the municipal market due to the nature of the market. In the industrial market, we experience cyclicality in sales resulting from fluctuations in our markets, including the medium and heavy-duty truck and the construction and farm equipment markets, which are subject to general economic trends, and in recent years, the changes in Corporate Average Fuel Economy requirements.

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

Raw Materials

The principal raw materials used in Mercer’s products are carbon and micro alloy steel. Mercer purchases substantially all of its carbon steel from four principal sources. While Mercer has not historically suffered significant interruption of materials supply, management believes that, in the event of any disruption from any individual source, adequate alternative sources of supply are available within the immediate vicinity.

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

Employees

As of September 30, 2009, we had approximately 1,650 full time employees, of whom approximately 1,250 were hourly employees and approximately 400 were salaried employees. Approximately 92% of our hourly employees are represented by unions. Nearly all of the hourly employees at Neenah, Dalton, Advanced Cast Products and Mercer are members of either the United Steelworkers of America or the Glass, Molders, Pottery,

Plastics and Allied Workers International Union. A collective bargaining agreement is negotiated every two to five years. The material agreements expire as follows: Neenah, December 2011; Dalton-Warsaw, April 2013; Advanced Cast Products-Meadville, October 2010; and Mercer, June 2012. All employees at Deeter, Gregg, and Morgan’s are non-union. We believe that we have a good relationship with our employees.

Environmental Matters

Our facilities are subject to federal, state and local laws and regulations relating to the protection of the indoor and outdoor environment, including those relating to discharges to air, water and land, climate change, the generation, handling and disposal of solid and hazardous waste, the cleanup of properties affected by hazardous substances, and the health and safety of our employees. Such laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and the Occupational Safety and Health Act. Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at or emanating from our past or present facilities and at or emanating from third party waste disposal sites. We could also be held liable for any and all consequences arising out of human exposure to such substances or natural resource damage.

On November 12, 2008, we announced that Gregg entered into a settlement agreement and release with the South Coast Air Quality Management District (“District”) to resolve then outstanding notices of violation (“NOVs”) and to terminate an abatement order. Aside from resolving the enforcement claims, the main purpose of the settlement agreement is to obligate Gregg to undertake various operations measures and projects to reduce or eliminate odors associated with foundry operations. Gregg has completed many of the tasks set forth in the settlement agreement. Due to closure of the foundry, however, Gregg has not completed, and will not complete, all of the tasks identified in the settlement agreement. Instead, Gregg has advised the District that termination of foundry operations has achieved odor elimination or mitigation which is superior to the odor control which would have been achieved had Gregg implemented all the projects and measures set forth in the settlement agreement. Gregg currently is discussing with the District how, when or if the parties will modify or terminate the settlement agreement in light of the foundry closure and to resolve two outstanding NOVs issued in connection with District inspections under the settlement agreement and District Rules.

On July 1, 2009, Gregg tendered a voluntary disclosure to the United States Environmental Protection Agency Region IX (“USEPA”) that it had determined that Greg did not file “Form R” Toxic Release Inventory (“TRI”) reports for reporting years 2003, 2005, 2006 and 2007 and filed an incomplete report for 2004 for the Gregg Facility. Gregg tendered corrective TRI filings on August 31, 2009. The USEPA acknowledged the disclosure and requested additional information, which was provided. USEPA has not communicated with Gregg on this matter since the supplemental information was provided in November 2009.

Dalton was issued an NOV by the Indiana Department of Environmental Management (“IDEM”) relating to the operation of a Restricted Waste Site (“RWS”) associated with Dalton’s Warsaw facility on October 2, 2008. In the NOV, IDEM alleged several violations of Indiana law related to the operation and design of the Warsaw RWS. Dalton and IDEM are attempting to resolve the alleged violations through settlement discussions without the need for litigation. Such settlement will likely require Dalton to modify various physical components of the landfill, which could require extensive engineering and/or significant construction costs. For example, in the first quarter of 2010, and to address certain alleged violations, Dalton expects to incur almost $0.3 million to pump water that may have come into contact with buried waste offsite for treatment. Additional costs will likely be necessary to fully resolve IDEM’s allegations, and IDEM will also likely require a civil penalty to be included as part of any settlement as well. Because negotiations with IDEM are ongoing, it is not yet possible to fully determine the financial impact related to resolving the alleged violations in IDEM’s NOV.

On November 11, 2009, the USEPA issued an information request under § 3007 of the Resource Conservation and Recovery Act (“RCRA”) requesting various information related to Dalton’s Warsaw foundry. The USEPA sometimes follows such information requests with a formal demand to administratively close certain solid waste management units identified by USEPA (a process referred to as “RCRA Corrective Action”). Dalton responded to USEPA’s information request in December 2009. At this time, it is not clear whether USEPA will require RCRA Corrective Action with respect to the Warsaw foundry. As a result, the financial impact, if any, is unknown at this time.

Dalton was also issued two NOVs by IDEM on October 2, 2008 and January 12, 2009, relating to the operation of an RWS associated with the Kendallville Facility. IDEM alleged several violations of Indiana law related to the operation and design of the Kendallville Facility RWS. Dalton and IDEM are attempting to resolve the alleged violations through settlement discussions without the need for litigation. Such a settlement will likely include a requirement to formally close the Kendallville landfill in accordance with Indiana law. IDEM may also require a civil penalty as a condition of settlement as well. Because the IDEM agreement is not yet finalized, it is not possible to determine the financial impact of resolving IDEM’s allegations.

On February 4, 2009, Neenah received correspondence from the Wisconsin Department of Natural Resources (“WDNR”) alleging that it is responsible for metals contamination in the sediment of the Neenah Slough near the Byrd Street storm sewer outfall. Neenah denies liability, but has prepared and submitted to WDNR an investigation work plan and have undertaken sampling. Neenah is seeking coverage from its insurers.

Certain areas of the Lower Fox River System in Wisconsin have been designated for remedial activities under the Comprehensive Environmental Response, Compensation and Liability Act due to PCB contamination. Neenah operates a facility near this area. With respect to the Fox River PCB site, Appleton Papers Inc. (“API”) and NCR Corporation (“NCR”) commenced an action in U.S. District Court for the Eastern District of Wisconsin on January 7, 2008 seeking to allocate among all responsible parties the equitable shares of response costs and natural resources damages associated with the environmental contamination of the Fox River. API and NCR indicated that they believe that other parties, including Neenah, should participate in the funding of this work because they allegedly contributed to the environmental contamination and are responsible parties. Accordingly, in a letter dated March 12, 2008, API and NCR notified Neenah that they were thereby terminating the 2004 tolling and standstill agreement among Neenah, NCR, API, and Arjo Wiggins Appleton Ltd., with the intent of adding Neenah as a party to the referenced litigation. On April 14, 2008, Neenah was served with a third amended complaint and joined as a defendant in the pending lawsuit brought by plaintiffs API and NCR. Plaintiffs make claims against Neenah (and other defendants) for response costs allegedly incurred by plaintiffs, contribution, and declaratory relief. Various case management dates have been set through December 2009. The Company asserted factual and legal defenses to these claims, and the Company has filed counterclaims against plaintiffs for breach of contract (tolling agreement) and for common law and statutory contribution and indemnity. The Company participated in a group of parties in active negotiations with government representatives with the goal of obtaining a de minimis settlement of the litigation, and it has joined in a settlement in principle with the government subject to negotiation and entry of a de minimis consent decree. In May 2009, a de minimis settlement was reached and the Company paid its portion in the amount of $0.2 million. No further amounts have been accrued for potential liability in this case as of September 30, 2009. The settlement was approved in December 2009. The Company is also exploring the possibility of reimbursement of certain expenses and defense costs incurred relating to the case from its liability insurance carriers.

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

Risks Related to Our Financial Condition

Although our financial statements have been prepared on a going concern basis, there can be no assurance that we will be able to continue as a going concern.

Our auditors have included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended September 30, 2009, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. As described in further detail below, we are currently exploring various options and alternatives specifically related to restructuring our outstanding indebtedness and/or enhancing our liquidity and we have engaged a third party financial advisor to assist us in that effort. If we are unable to improve our liquidity position we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We may not be able to refinance, extend or repay our substantial indebtedness, which could have a material adverse affect on our financial condition and results of operations and may lead to a Chapter 11 filing.

As described below, we have a substantial amount of indebtedness which we may need to refinance or extend on or before the maturity thereof. We have not made the interest payments due January 1, 2010 on our 9 1/2% Notes and 12 1/2% Notes and may not be able to make such payments prior to the expiration of the applicable grace period and are also operating under a forbearance agreement related to certain defaults and anticipated defaults under our 2006 Credit Facility. We can make no assurances that we will be able to refinance or extend any of our indebtedness on commercially reasonable terms or at all. If we are unable to refinance or extend our outstanding indebtedness, or if such indebtedness is accelerated due to our default, our assets may not be sufficient to repay such debt in full, and our available cash flow may not be adequate to maintain our current operations. Under such circumstances, or if we believe such circumstances are likely to occur, we may be compelled to file voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In addition, under certain circumstances creditors may file an involuntary petition for bankruptcy against us.

If we file for bankruptcy protection, our business and operations will be subject to certain risks.

A bankruptcy filing by or against us would subject our business and operations to various risks, including, but not limited to:

•	A bankruptcy may adversely affect our business prospects and our ability to operate during the reorganization process.

•	The significant costs, including expenses of legal counsel and other professional advisors, associated with filing bankruptcy.

•	We may have difficulty continuing to obtain and maintain contracts necessary to continue our operations at affordable rates with competitive terms.

•	We may have difficulty maintaining existing and building new customer relationships.

•	Transactions outside the ordinary course of business would be subject to the prior approval of the court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

•	We may be unable to retain and motivate key executives and employees through the process of reorganization, and we may have difficulty attracting new employees.

•	We may not be able to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations.

The terms of Neenah’s debt impose restrictions on us that may affect our ability to successfully operate our business.

The 2006 Credit Facility and the indentures governing the 9 1/2% Notes and the 12 1/2% Notes contain covenants that limit our actions. These covenants could materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our best interests. The covenants limit our ability to, among other things:

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

Following the payment of interest on the 9 1/2% Notes on July 1, 2009, our unused availability remained below the $15.0 million threshold for three business days during the fourth quarter of fiscal 2009. As a result, we were required to measure the minimum fixed charge coverage ratio set forth in the 2006 Credit Facility, which was not satisfied for the period ending September 30, 2009. Accordingly, we entered into the Forbearance Agreement with the lenders under the 2006 Credit Facility, pursuant to which the lenders agreed to, among other things, forbear from exercising certain of their rights and remedies in respect of or arising out of certain specified defaults that had occurred as of November 10, 2009 and that were expected to occur during the effective period of the Forbearance Agreement, including the failure to satisfy the minimum fixed charge coverage ratio for the period ending September 30, 2009. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” for a detailed discussion regarding the Forbearance Agreement.

As of September 30, 2009, our borrowing base was $60.8 million and outstanding borrowings were $55.2 million. Therefore, our unused availability was $5.6 million.

Our substantial indebtedness could adversely affect our financial health.

We have a significant amount of indebtedness. At September 30, 2009, Neenah and its subsidiaries had approximately $281.8 million of secured indebtedness outstanding consisting of approximately $1.6 million of capital lease obligations, $225.0 million of 9 1/2% Notes and approximately $55.2 million of secured borrowings outstanding under the 2006 Credit Facility and had unused availability of $5.6 million. Neenah also had $82.5 million of 12 1/2% Notes outstanding (which are unsecured senior subordinated notes). Absent a restructuring of our outstanding indebtedness, we expect to further increase our overall debt during the first half of fiscal 2010 to fund capital expenditures and working capital requirements during the traditionally slower time of year for municipal markets.

Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our outstanding notes;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	expose us to the risk of increased interest rates as borrowings under our 2006 Credit Facility are subject to variable rates of interest;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

In addition, the indenture for the 9 1/2% Notes and the 12 1/2% Notes and the 2006 Credit Facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

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

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the 2006 Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness, including our outstanding notes, or to fund our other liquidity needs. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure stockholders that any such actions, if necessary, could be effected on commercially reasonable terms or at all. We have engaged a third party financial advisor to assist us in enhancing our liquidity position.

Despite our current substantial indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could intensify the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the indenture governing the 9 1/2% Notes and the 12 1/2% Notes and the 2006 Credit Facility do not fully prohibit us or our subsidiaries from doing so. In addition, subject to covenant compliance and certain conditions and compliance with the Forbearance Agreement, the 2006 Credit Facility would have permitted additional borrowings as of September 30, 2009. If new indebtedness is added to the current debt levels of Neenah and our other subsidiaries, the related risks that we and they now face could intensify.

Failure to raise necessary capital could restrict our ability to operate and further develop our business.

Our capital resources may be insufficient to enable us to maintain operating profitability. Failure to generate or raise sufficient funds may require us to delay or abandon some expansion plans or expenditures, which could harm our business and competitive position.

We expect that we will require significant capital to service our outstanding debt obligations and for capital expenditures, including for necessary maintenance capital expenditures and selected strategic capital investments required to maintain optimum operating efficiencies. These anticipated investments include expenditures to complete the second phase of Neenah’s new mold line. We are currently monitoring the feasibility of making certain capital expenditures in light of the current trends impacting our business.

In addition, we expect we will require funds for general corporate expenses, other expenses (including pension funding discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations”), certain environmental capital expenditures and for working capital needs.

Our current financial condition may adversely affect our business operations and our business prospects and may have a material adverse effect on our operating results, financial condition, and liquidity.

Our management team has devoted substantial time and attention to addressing our current financial condition, and the resulting uncertainty may be disruptive to our business. In addition, our current financial condition and the resulting uncertainty may also cause employee attrition, vendors and suppliers to terminate their relationship with us or to tighten credit; and could result in the loss of existing customers or the inability to attract new customers. Any of these developments could have a material adverse effect on our business, operating results, financial condition and liquidity.

Risks Related to Our Business

A relatively small number of customers account for a substantial portion of our revenues. The loss of one or more of them could adversely affect our net sales.

A few large customers generate a significant amount of our net sales.

•	Sales to our largest customer and suppliers of that customer accounted for approximately 7% of our total net sales for the fiscal year ended September 30, 2009.

•	Sales to our top five customers and suppliers of those customers accounted for approximately 29% of our total net sales for the fiscal year ended September 30, 2009.

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

We have historically experienced industry cyclicality in most of our industrial markets, including the truck and farm equipment markets. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. These major markets will likely continue to experience such fluctuations. A downturn in one or more of these markets reduces demand for, and prices of, our products. Such a downturn in one or more of these major markets has a significant negative impact on sales of our products, which lowers our profitability, cash flows, and ability to service our indebtedness. Historically, our heavy municipal business has been less cyclical than our industrial markets. We have historically experienced some cyclicality in the heavy municipal market as sales of municipal products are influenced by, among other things, public spending and the state of the new housing market. We experienced a more severe downturn in several of these markets for the years ended September 30, 2009 and 2008, which adversely impacted our sales, profitability and cash flows.

Due to new emissions standards that took effect on January 1, 2007, heavy-duty truck production declined significantly beginning early in calendar 2007, as many customers accelerated purchases to 2006, artificially increasing 2006 sales in the heavy-duty truck market. Additional emissions regulations are scheduled to take effect in calendar 2010, which has had a reduced effect on fiscal 2009 due to the current recessionary market levels. In addition, housing starts continued to decline in calendar 2009, reflecting softness in the overall housing sector. As a result, we experienced a decline in our sales into these end-markets which adversely impacted our profitability and cash flows.

We have been and may continue to be adversely affected by the current economic environment.

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

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Tontine’s disposition of their holdings in NEI or certain restructuring alternatives that we may pursue could result in such a change in ownership. In addition a change in ownership could occur resulting from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382.

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

During fiscal 2008, we experienced significant increases in the cost of steel scrap used in our manufacturing process. From December 2007 to July 2008, the cost of steel scrap (measured by quoted prices for shredded steel by Iron Age publication for the Chicago market) rose $313 per ton and then decreased $218 per ton from July 2008 to September 2008. The cost of steel scrap has decreased by $187 per ton from September 2008 to March 2009 and increased by $102 per ton from March 2009 to September 2009. Of all the varying costs of raw materials, fluctuations in the cost of steel scrap impact our business the most. The cost for steel scrap is subject to market forces that are unpredictable and largely beyond our control, including demand by U.S. and international industries, freight costs and speculation. Although we have surcharge arrangements with our industrial customers that enable us to adjust industrial casting prices to reflect steel scrap cost fluctuations, these adjustments have historically lagged behind the current cost of steel scrap during periods of rapidly rising or falling steel scrap costs because these adjustments were generally based on average market costs for prior periods. We have made changes to our surcharge procedures with our industrial customers in an attempt to recover scrap cost increases on a more real time basis. We have historically recovered steel scrap cost increases for municipal products through periodic price increases. However, increases in steel scrap costs in fiscal 2008 forced us to institute price increases coupled with a surcharge on our municipal casting products. Steel scrap costs were more stable in fiscal 2009, but there can be no assurance that the volatility the market experienced in 2008 will not return. Our ability to recover steel scrap increases from our customers determines the extent of the adverse effect they have on our business, financial condition and results of operations.

We may incur potential product liability and recall costs.

We are subject to the risk of exposure to product liability and product recall claims in the event any of our products results in property damage, personal injury or death, or does not conform to specifications. We may not be able to continue to maintain suitable and adequate insurance on acceptable terms that will provide adequate protection against potential liabilities. In addition, if any of our products prove to be defective, we may be required to participate in a recall involving such products. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in a major product recall, could have a material adverse effect on our business, results of operations or financial condition.

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

As of September 30, 2009, approximately 76% of our workforce consisted of hourly employees, and of those approximately 92% are represented by unions. Nearly all of the hourly employees at Neenah, Dalton, Advanced Cast Products and Mercer are members of either the United Steelworkers of America or the Glass, Molders, Pottery, Plastics and Allied Workers International Union. As a result, we could experience work stoppages or other labor disruptions. If this were to occur, we may not be able to satisfy our customers’ orders on a timely basis.

The nature of our business exposes us to liability for violations of environmental regulations and releases of hazardous substances.

The risk of environmental liability is inherent in the manufacturing of casting and forging products. We are subject to numerous laws and regulations governing, among other things: protecting the indoor or outdoor environment; discharges to air, water and land; climate change; the generation, handling and disposal of solid and hazardous waste; the cleanup of properties affected by hazardous substances; and the health and safety of our employees and the public. Changes in environmental laws and regulations, changes in the interpretation of such laws or the discovery of previously unknown contamination or other liabilities relating to our current or former properties and operations, could require us to sustain significant environmental liabilities which could make it difficult to pay the interest or principal amount of the notes when due. In addition, we might incur significant capital and other costs to comply with increasingly stringent emission control laws and enforcement policies which could decrease our cash flow available to service our indebtedness. We are also required to obtain permits from governmental authorities for certain operations. We cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.

Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at or emanating from our past or present facilities and at or emanating from third party waste disposal sites. We could also be held liable for any and all consequences arising out of human exposure to such substances or natural resource damages.

Environmental laws are complex, change frequently and have tended to become increasingly stringent over time. We incur operating costs and capital expenditures on an ongoing basis to ensure our compliance with applicable environmental laws and regulations. We cannot assure you that our costs of complying with current and future environmental and health and safety laws and regulations, and our liabilities arising from violations of law or from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations or financial condition. See Item 1, “Business” under the heading “Environmental Matters.”

We may not achieve the expected benefits of Neenah’s new mold line on a timely basis or at all.

As part of our business strategy, we completed the installation phase of a $54 million capital project to replace a 40-year-old mold line at the Neenah facility in the third quarter of fiscal 2008. The new mold line became operational during the summer of 2008. Additional expenditures are necessary to complete the second phase of the new mold line project. Similar to other large capital expenditure projects, we are at risk to many factors beyond our control that may prevent or hinder our implementation of the new mold line or lead to cost overruns, including new or more expensive obligations to comply with environmental regulations, technical or mechanical problems, construction delays, shortages of equipment, materials or skilled labor, lack of available capital and other factors. Even if we effectively implement this project, we may not be able to capitalize on the additional capacity the mold line will provide, which may result in sales or profitability at lower levels than anticipated. Failure to successfully implement this business strategy on a timely basis or at all may adversely affect our business prospects and results of operations.

If we are unable to integrate acquired businesses, that may adversely affect operations.

As part of our business strategy, we will continue to evaluate and may pursue selected acquisition opportunities that we believe may provide us with certain operating and financial benefits. On August 5, 2008, Neenah acquired Morgan’s, a fabricator of metal frames and grates for the municipal markets. This acquisition, along with any future acquisitions, requires integration into Neenah’s existing business with respect to administrative, financial, sales and marketing, manufacturing and other functions to realize benefits. If we are unable to successfully integrate Morgan’s or future acquisitions, we may not realize the benefits identified in our due diligence process, and our financial results may be negatively impacted. Additionally, significant unexpected liabilities may arise after completion of this or future acquisitions.

Our controlling stockholders may have interests that differ from the interests of other investors.

A majority of our outstanding stock on both an actual and a fully-diluted basis is owned by Tontine. As a result, Tontine, directly or indirectly, has the ability to control our affairs, including the election of directors who in turn appoint management. Tontine controls any action requiring the approval of stockholders, including adoption of amendments to our corporate charter and approval of a merger or sale of all or substantially all assets. The interests of Tontine may not in all cases be aligned with the interests of other investors. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Tontine may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. On November 10, 2008, Tontine announced its intention to begin to explore alternatives for the disposition of their holdings in NEI and Neenah. The timing, manner and aggregate amount of any such dispositions is unknown at this time and may have a substantial effect on our future capital structure and operations.

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

Prior to October 2007, there was no public market for our shares of common stock. We have registered our common stock under Section 12(g) of the Securities Exchange Act of 1934 and our shares of common stock are quoted on the OTC Bulletin Board, but trading volume has been limited. An active trading market for our shares may not develop or be sustained. Accordingly, stockholders may not be able to sell their shares quickly or at the market price if trading in our stock is not active.

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

We do not anticipate paying any dividends to our stockholders for the foreseeable future. The 2006 Credit Facility and the indenture for the 9 1/2% Notes and the 12 1/2% Notes also restrict our ability to pay dividends, with limited exceptions. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

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

As of December 4, 2009, we had 15,385,622 shares of common stock outstanding, and we had warrants outstanding that are exercisable for an additional 834,669 shares of common stock at an exercise price of $0.05 per share. As of December 4, 2009, Tontine beneficially owned 9,550,697 shares of our common stock, which represents approximately 58% of our common stock on a fully-diluted basis and approximately 62% of the shares actually outstanding. On November 10, 2008, Tontine announced its intention to begin to explore alternatives for the disposition of their holdings in NEI and Neenah. The timing, manner and aggregate amount of any dispositions by Tontine is unknown at this time and may have a substantial effect on our future capital structure and operations. No other institutions own in excess of 5% of our common stock on a fully-diluted basis. Sales of substantial amounts of our common stock by Tontine, by our other stockholders, or the perception that these sales may occur, could reduce the prevailing market prices for our common stock.

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with rules and regulations that impact public companies.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. Our management and other personnel devote a substantial amount of time to comply with the rules and regulations that impact public companies. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain the following manufacturing, machining and office facilities. We own all of the facilities except Mercer’s machining facility, which we lease.

Entity	Location	Purpose	Sq. Feet

Castings Segment
Neenah Foundry Company	Neenah, WI	2 manufacturing facilities and office facility	625,000
Dalton Corporation	Warsaw, IN	Manufacturing and office facilities	375,000
	Kendallville, IN	Idle Manufacturing facility	250,000
	Stryker, OH	Machining facility	45,000
Advanced Cast Products, Inc.	Meadville, PA	Manufacturing, machining and office facility	229,000
Deeter Foundry, Inc.	Lincoln, NE	Manufacturing and office facility	75,000
Gregg Industries, Inc.	El Monte, CA	Idle Manufacturing, machining and office facility	200,000
Forgings Segment
Mercer Forge Corporation	Mercer, PA	Manufacturing, machining and office facility	130,000
	Wheatland, PA	Machining facility	18,000
Other Segment
Morgan’s Welding, Inc.	Myerstown, PA	Manufacturing and office facility	29,000

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

As discussed above, the Company’s Board of Directors approved the closure of the Kendallville Facility in December 2008 and the Gregg Facility in February 2009. Both facilities ceased production and substantially completed shutdown during fiscal 2009.

Substantially all of our tangible and intangible assets are pledged to secure our 2006 Credit Facility and our 9 1/2% Notes. See Note 6 in the Notes to Consolidated Financial Statements in this report.

Item 3.	Legal Proceedings

On November 12, 2008, we announced that Gregg had entered into a settlement agreement and release with the District to resolve outstanding NOVs and to terminate an abatement order. Aside from resolving the enforcement claims, the main purpose of the settlement agreement is to obligate Gregg to undertake various operations, measures and projects to reduce or eliminate odors associated with foundry operations. Gregg has completed many of the tasks set forth in the settlement agreement. Due to the closure of the foundry, however, Gregg has not completed, and will not complete, all of the tasks identified in the settlement agreement. Instead, Gregg has advised the District that termination of foundry operations has achieved odor elimination or mitigation which is superior to the odor control which would have been achieved had Gregg implemented all the projects and measures set forth in the settlement agreement. Gregg currently is discussing with the District how, when or if the parties will modify or terminate the settlement agreement in light of the foundry closure and to resolve two outstanding NOVs issued in connection with District inspections under the settlement agreement and District Rules.

From June to October, 2008, Dalton received three NOVs from the IDEM. One of the NOVs related to monitoring and recordkeeping deviations in Title V air permit requirements and the other two NOVs related to alleged violations at Dalton’s restricted waste landfill sites. Dalton is working with IDEM to resolve the NOVs. The Company has accrued $0.3 million at September 30, 2009 for estimated penalties and other costs related to the NOVs.

Certain areas of the Lower Fox River System in Wisconsin have been designated for remedial activities under the Comprehensive Environmental Response, Compensation and Liability Act due to PCB contamination. Neenah operates a facility near this area. With respect to the Fox River PCB site, API and NCR commenced an action in U.S. District Court for the Eastern District of Wisconsin on January 7, 2008 seeking to allocate among all responsible parties the equitable shares of response costs and natural resources damages associated with the environmental contamination of the Fox River. API and NCR indicated that they believe that other parties, including Neenah, should participate in the funding of this work because they allegedly contributed to the environmental contamination and are responsible parties. Accordingly, in a letter dated March 12, 2008, API and NCR notified Neenah that they were thereby terminating the 2004 tolling and standstill agreement among Neenah, NCR, API, and Arjo Wiggins Appleton Ltd., with the intent of adding Neenah as a party to the referenced litigation. On April 14, 2008, Neenah was served with a third amended complaint and joined as a defendant in the pending lawsuit brought by plaintiffs API and NCR. Plaintiffs make claims against Neenah (and other defendants) for response costs allegedly incurred by plaintiffs, contribution, and declaratory relief. Various case management dates have been set through December, 2009. The Company asserted factual and legal defenses to these claims, and the Company has filed counterclaims against plaintiffs for breach of contract (tolling agreement) and for common law and statutory contribution and indemnity. The Company participated in a group of parties in active negotiations with government representatives with the goal of obtaining a de minimis settlement of the litigation, and it has joined in a settlement in principle with the government subject to negotiation and entry of a de minimis consent decree. The Company is also exploring the possibility of reimbursement of certain expenses and defense costs incurred relating to the case from its liability insurance carriers. In May 2009, a de minimis settlement was reached and the Company paid its portion in the amount of $0.2 million. No further amounts have been accrued for potential liability in this case as of September 30, 2009. The settlement was approved in December 2009.

We are involved in various other claims and litigation in the normal course of business. In the judgment of management, the ultimate resolution of these matters is not likely to materially affect our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2009.

Executive Officers of the Registrant

Set forth below are the names, ages, positions and experience of our executive officers. All executive officers are appointed by the board of directors.

Name	Age	Position

Robert E. Ostendorf, Jr.	59	President and Chief Executive Officer
Jeffrey S. Jenkins	51	Corporate Vice President — Finance, Treasurer, Secretary and Chief Financial Officer
James V. Ackerman	66	Division President — Mercer Forge Corporation
John H. Andrews	64	Neenah Corporate Vice President — Manufacturing, Chief Operating Officer of Manufacturing Operations
Louis E. Fratarcangeli	59	Neenah Corporate Vice President — Industrial Products Sales
Frank Headington	60	Neenah Corporate Vice President — Technology

Mr. Ostendorf joined Neenah in July 2007 as President, Chief Executive Officer and a director. Prior to joining the Company, Mr. Ostendorf was Chief Executive Officer since 2004 of Amcan Consolidated Technology Corp. (“ACT”), a supplier of cast components to the automotive industry and the Canadian subsidiary of Honsel International Technologies SA (“HIT”). Mr. Ostendorf was also a director of HIT. HIT disposed of various portions of ACT and following Mr. Ostendorf’s departure from ACT in June 2007, HIT reassigned certain of ACT’s operations to a Mexican affiliate, and ACT subsequently filed for protection under Canada’s Companies Creditor Arrangement Act in September 2007. Prior to his involvement with HIT, Mr. Ostendorf was President of the Morgan Corporation, a truck body manufacturer, from 1999 to 2004. Prior to Morgan, Mr. Ostendorf was President of Cambridge Industries’ Truck Group from 1998 to 1999, President of American Sunroof Corporation from 1995 to 1998 and President and CEO of VMC Fiberglass from 1988 to 1995.

Mr. Jenkins was named as Corporate Vice President — Finance and Chief Financial Officer on November 12, 2008. Mr. Jenkins had served as Interim Chief Financial Officer since March 19, 2008. Prior to that, Mr. Jenkins served as Vice President of Operations for Deeter from 1998 to 2008 and Vice President — Finance of Deeter from 1994 to 1998.

Mr. Ackerman had served as the Division President of Mercer since 2000. On August 15, 2008, Mr. Ackerman announced his intention to retire. He remained in his former capacity until October 31, 2009 to allow for an orderly transition of his responsibilities. Previously, Mr. Ackerman served as the Vice President/CFO of Mercer since 1990. Prior to joining Mercer in 1990, Mr. Ackerman worked for Sheet Metal Coating & Litho as its Controller, Dunlop Industrial/Angus Fire Armour Corp. as its Controller and Ajax Magnethermic Corporation as its Vice President-Finance (CFO).

Mr. Andrews has served as Neenah’s Corporate Vice President — Manufacturing since August 2003 and as Neenah’s Chief Operating Officer of Manufacturing Operations since November 2005. On September 14, 2009, Mr. Andrews announced his intention to retire. He has agreed to stay on at his current capacity until April 30, 2010 to allow for an orderly transition of his responsibilities, and an arrangement to provide consulting services for a twelve-month period following his retirement. Mr. Andrews joined us in 1988 and has served in a variety of manufacturing positions with increasing responsibility. Prior to joining Neenah, Mr. Andrews was Division Manager for Dayton Walther Corporation’s Camden Casting Center from 1986 to 1988 and served as Manufacturing Manager and then Plant Manager for Waupaca Foundry’s Marinette Plant from 1973 to 1986.

Mr. Fratarcangeli joined Neenah as Corporate Vice President — Industrial Products Sales in December 2007. From May 2003 to October 2007, Mr. Fratarcangeli was Executive Vice President of ACT. ACT filed for protection under Canada’s Companies Creditor Arrangement Act in September 2007. Prior to ACT, from 2000 to 2003, Mr. Fratarcangeli was the Vice President of Sales and Marketing for Morgan Olson, a truck body manufacturer and a division of the Morgan Corporation. From 1993 to 2000, Mr. Fratarcangeli was the Vice President of Sales for the Commercial Truck division of Cambridge Industries.

Mr. Headington has served as Neenah’s Corporate Vice President — Technology since August 2003. Previously, Mr. Headington was Neenah’s Manager of Technical Services and Director of Product Reliability since January 1989. Prior to joining the Company, Mr. Headington co-founded and operated Sintered Precision Components, a powdered metal company. Prior to his involvement with Sintered Precision Components, he was employed by Wagner Casting Company as Quality Manager.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to October 9, 2007, there was no public trading market for NEI’s common stock or warrants. Since October 9, 2007 shares of NEI’s common stock have been quoted on the OTC Bulletin Board under the symbol “NENA.OB”. An active trading market in NEI common stock may not develop or be sustained. There is currently no public trading market for NEI’s stock warrants. Neenah has 1,000 shares of common stock outstanding, all of which are owned by NFC Castings, Inc, a wholly owned subsidiary of NEI.

We have not declared or paid any cash dividends on NEI’s common stock, and we do not anticipate doing so in the foreseeable future. We currently intend to retain any future earnings to operate our business and finance future growth strategies. The loan covenants under the 2006 Credit Facility, the indenture for the 9 1/2% Notes and the 12 1/2% Notes restrict the payment of cash dividends, with certain limited exceptions. As of December 5, 2009, there were fewer than 75 holders of record of NEI’s common stock.

As of December 4, 2009, Tontine beneficially owned 9,550,697 shares of NEI’s common stock. As of December 5, 2009, there were:

•	35,000,000 authorized shares of NEI common stock and 1,000,000 authorized shares of preferred stock, of which 15,385,622 shares of common stock and no shares of preferred stock were outstanding; and

•	outstanding warrants to purchase 834,669 shares of NEI common stock.

The following table sets forth the range of high and low bid quotations for NEI’s common stock for each of the periods indicated as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Bid Quotations
	High	Low

Fiscal Quarter Ended:
December 31, 2007	$6.00	$3.75
March 31, 2008	6.00	1.25
June 30, 2008	3.74	1.15
September 30, 2008	3.15	1.55
December 31, 2008	2.00	0.15
March 31, 2009	0.77	0.15
June 30, 2009	0.60	0.20
September 30, 2009	0.30	0.16

Item 6.	Selected Financial Data

The following table sets forth NEI’s selected historical consolidated financial data as of and for the years ended September 30, 2009, 2008, 2007, 2006 and 2005, which have been derived from NEI’s audited consolidated financial statements. NEI’s and Neenah’s selected financial data is identical with the exception of earnings/(loss) per share and total stockholders’ equity (deficit). The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

The information contained in the following table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and NEI’s and Neenah’s historical consolidated financial statements and related notes included elsewhere in this document.

	Fiscal Year Ended September 30,
	2009	2008	2007	2006	2005
	(In thousands)

Statement of Operations Data:
Net sales	$332,998	$510,818	$483,623	$542,452	$541,772
Cost of sales	337,646	449,773	408,904	442,558	440,818

Gross profit (loss)	(4,648)	61,045	74,719	99,894	100,954
Selling, general and administrative expenses	34,288	38,895	38,119	34,314	34,467
Litigation settlement	—	—	—	—	6,500
Amortization expense	8,501	7,143	7,121	7,120	7,124
Goodwill impairment charge	88,136	—	—	—	—
Restructuring costs	4,148	—	—	—	—
Other (income) expenses	(109)	(210)	453	127	953

Operating income (loss)	(139,612)	15,217	29,026	58,333	51,910
Interest expense, net	33,947	32,390	31,344	33,327	33,406
Debt refinancing costs	803	—	20,429	—	—

Income (loss) from continuing operations before income taxes	(174,362)	(17,173)	(22,747)	25,006	18,504
Provision (credit) for income taxes	(24,419)	(5,141)	(8,819)	8,857	3,409

Income (loss) from continuing operations	(149,943)	(12,032)	(13,928)	16,149	15,095
Loss from discontinued operations, net of income taxes	—	—	—	—	—

Net income (loss)	$(149,943)	$(12,032)	$(13,928)	$16,149	$15,095

Earnings (Loss) Per Share:
Basic	$(10.14)	$(0.87)	$(1.31)	$1.72	$1.71
Diluted	$(10.14)	$(0.87)	$(1.31)	$.99	$.94
Balance Sheet Data (at end of period):
Cash and cash equivalents	$—	$—	$—	$910	$3,484
Working capital	(5,074)	57,647	90,507	74,061	62,979
Total assets	286,611	486,499	443,974	410,920	412,555
Total debt including capital lease obligations	356,741	360,154	318,587	265,416	271,754
Total stockholders’ equity	(162,486)	15,044	30,565	39,228	17,395
Other Financial Data:
Capital expenditures	13,431	44,583	48,733	17,803	17,572
Supplemental Data:
Ratio of earnings to fixed charges(1)	N/A	N/A	N/A	1.73	1.54

(1)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing fees and a portion of rental expense that management believes is representative of the interest component of rental expense. Earnings were insufficient to cover fixed charges for the years ended September 30, 2009, 2008, and 2007 by $174.4 million, $17.2 million, and $22.7 million, respectively. The ratio of earnings to fixed charges for NEI and Neenah are the same for both entities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Going Concern.  Our auditors have included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended September 30, 2009, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. This assumes a continuing of operations and the realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if we were forced to discontinue operations.

Liquidity and Debt Instruments.  Following the payment of interest on Neenah’s 9 1/2% Senior Secured Notes due 2017 (the “9 1/2% Notes”) on July 1, 2009, our unused availability under Neenah’s $110 million revolving loan and security agreement (the “2006 Credit Facility”) remained below the $15.0 million threshold applicable to its “springing” financial covenant for three business days during the fourth quarter of fiscal 2009. In connection with that payment we entered into an agreement with Tontine Capital Partners, L.P. (“Tontine”), the holder of all of Neenah’s 12 1/2% Senior Subordinated Notes due 2013 (the “12 1/2% Notes”), to allow us to defer the entire semi-annual interest payment (representing a deferral of an interest payment of approximately $4.7 million and interest on the previously deferred interest payment of $0.2 million) due on July 1, 2009. We had previously elected to defer the payment of interest at an annual rate of 7 1/2% due on the 12 1/2% Notes with respect to the January 1, 2009 interest payment date (representing a deferral of an interest payment of approximately $2.8 million).

On November 10, 2009, Neenah and certain of its subsidiaries (collectively, the “Borrowers”) entered into Amendment No. 2 to Amended and Restated Loan and Security Agreement and Forbearance Agreement with Bank of America, N.A., as administrative agent and as a lender, and the other lenders party thereto (collectively, the “Lenders”), with respect to that certain Amended and Restated Loan and Security Agreement, dated as of December 29, 2006, among the Borrowers and the Lenders from time to time party thereto (the “Forbearance Agreement”), pursuant to which the lenders under the 2006 Credit Facility agreed to, among other things, forbear from exercising certain of the lenders’ rights and remedies in respect of or arising out of certain specified defaults that had occurred as of November 10, 2009 and that were expected to occur during the effective period of the Forbearance Agreement, including Neenah’s anticipated failure to satisfy its minimum fixed charge coverage ratio under the 2006 Credit Facility for the 2009 fiscal year. In addition, the Borrowers agreed to (i) continue to use certain efforts to pursue additional financing and, in the absence of such financing, to use certain efforts during the term of the Forbearance Agreement to pursue a restructuring of certain of our outstanding indebtedness, (ii) to engage an operational consultant to prepare a report to be provided to the Lenders evaluating the operational components of the Borrowers’ businesses, and (iii) arrange for an updated appraisal of the Borrowers’ eligible inventory included in its borrowing base under the 2006 Credit Facility, which appraisal would become effective at the expiration of the Forbearance Agreement absent an agreement of a majority of the Lenders otherwise. The

Borrowers also agreed to minimum monthly EBITDA thresholds during the term of the Forbearance Agreement and paid a forbearance fee of $250,000.

Effective December 23, 2009, the Borrowers entered into a Forbearance Extension with the Lenders, pursuant to which the Lenders agreed to, among other things, waive certain additional specified defaults and extend the expiration date of the Forbearance Agreement until the earlier of (i) January 15, 2010, (ii) the occurrence or existence of any event of default other than the events of default specified in the Forbearance Extension, or (iii) the occurrence of a “termination event”. A “termination event” includes the initiation of any action by any Borrower to invalidate or limit the enforceability of (i) the acknowledgements set forth in the Forbearance Extension relating to obligations of the Borrowers, (ii) the release set forth in the Forbearance Extension or (iii) the covenant not to sue set forth in the Forbearance Extension.

In addition, we have not made the interest payments due January 1, 2010 on our 9 1/2% Notes and 12 1/2% Notes and may not be able to make such payments prior to the expiration of the applicable grace period.

As described below, non-compliance with the covenants or non-payment of interest could result in the requirement to immediately repay all amounts outstanding under various debt instruments or cause cross-defaults under other instruments. We do not currently have cash available to satisfy these obligations if they were to be accelerated. We are exploring various strategic and restructuring alternatives, including a restructuring of our outstanding indebtedness, and have engaged a third party financial advisor. If we are unable to generate increased cash flows through improvements in the operation of our business and/or successfully restructure our indebtedness, we may be unable to continue as a going concern and/or may be compelled to file voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In addition, under certain circumstances, our creditors may file an involuntary petition for bankruptcy against us.

Goodwill.  During the second quarter of fiscal 2009, in accordance with formerly SFAS 142 (ASC Topic 350), we performed an interim goodwill impairment test, indicating the potential for impairment. Since the reporting unit carrying amounts were determined to be greater than fair value, a second step analysis was required to be completed to measure the amount of impairment, if any. We completed the second step analysis in the third quarter fiscal 2009. We recognized a non-cash charge of $88.1 million in the second quarter of fiscal 2009 representing its best estimate of goodwill impairment, which was confirmed by the results of the second step analysis. See Note 2 to the consolidated financial statements for further information.

Gregg Closure.  In February 2009, the Company’s Board of Directors approved the closure of the Gregg Industries, Inc. facility (the “Gregg Facility”), located in El Monte, California. The Gregg Facility substantially ceased production in late April 2009. The decision to close the facility was made due to pressures of the overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general. The facility’s foundry operations have been closed and its machining operations closed in October 2009. The Company has terminated or is terminating all operations and operational permits at the Gregg Facility, and closure is to proceed in accordance with applicable laws.

On November 12, 2008, Gregg entered into a settlement agreement and release with the South Coast Air Quality Management District (“District”) to resolve then outstanding notices of violation (“NOVs”) and to terminate an abatement order. Aside from resolving the enforcement claims, the main purpose of the settlement agreement is to obligate Gregg to undertake various operations, measures and projects to reduce or eliminate odors associated with foundry operations. Gregg has completed many of the tasks set forth in the settlement agreement. Due to closure of the foundry, however, Gregg has not completed, and will not complete, all of the tasks identified in the settlement agreement. Instead, Gregg has advised the District that termination of foundry operations has achieved odor elimination or mitigation which is superior to the odor control which would have been achieved had Gregg implemented all the projects and measures set forth in the settlement agreement. Gregg currently is discussing with the District how, when or if the parties will modify or terminate the settlement agreement in light of the foundry closure and to resolve two outstanding NOVs issued in connection with District inspections under the settlement agreement and District Rules. See Note 3 to the consolidated financial statements for further information.

Kendallville Closure.  In December 2008, the Company’s Board of Directors approved the closure of the Company’s manufacturing facility located in Kendallville, Indiana (the “Kendallville Facility”). The Kendallville Facility ceased production in March 2009. The decision to close the facility was made due to the pressures of an overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general. See Note 3 to the consolidated financial statements for further information.

Tontine Intentions.  On November 10, 2008, Tontine announced its intention to begin exploring alternatives for the disposition of its holdings in NEI and Neenah. The timing, manner and aggregate amount of any such dispositions is unknown at this time and may have a substantial effect on our future capital structure and operations. On March 18, 2009 Tontine announced that it (i) is continuing to explore alternatives for the disposition of its holdings in NEI and Neenah, and (ii) has engaged, on an ongoing basis, in discussions with the Company’s Board of Directors regarding various options and alternatives specifically related to enhancing our liquidity, capital structure and long term business prospects. Additionally, as discussed above under Item 1A. Risk Factors, Tontine’s disposition of their holdings in NEI could result in a change of control event under the 2006 Credit Facility, the 9 1/2% Notes and the 12 1/2% Notes. See “Risk Factors — The terms of Neenah’s debt impose restrictions on us that may affect our ability to successfully operate our business.

New Mold Line.  In the third quarter of fiscal 2008, we completed the installation phase of our $54 million capital project to replace a 40-year-old mold line at the Neenah facility. This new state-of-the-art mold line has significantly enhanced operating efficiencies, increased capacity and provided expanded molding capabilities for the municipal and industrial product lines. Start-up operations began on schedule during the third quarter of fiscal 2008. The second phase of the project includes enhanced core-making capabilities and the inclusion of ductile iron capacity. Due to the current downturn in all of our markets, the full efficiency and capability improvements from the new mold line have not yet been realized. As of September 30, 2009, we had expended $53.0 million (including capitalized interest of $2.3 million) and an additional $3.5 million of expenditures are necessary to complete the second phase of the new mold line project as of such date. The improvements contemplated by the second phase of the project will provide greater operational efficiency, but will not impact the functionality of the mold line. We are currently making the remaining expenditures necessary to complete the second phase of the project.

Asset Purchase.  On August 5, 2008, the Company purchased substantially all of the assets of Morgan’s Welding, Inc. (“Morgan’s”), a steel fabricator located in Pennsylvania, for a cash purchase price of $4.1 million. In addition, the Company incurred $0.3 million in direct costs related to the acquisition and assumed $0.6 million of current liabilities. The purchase was financed through borrowings under the 2006 Credit Facility.

Increase of 2006 Credit Facility.  On July 17, 2008, we received the consent and waiver of our existing lenders to increase the maximum amount of financing available under the 2006 Credit Facility from $100 million to $110 million. The increase occurred in accordance with the accordion feature in the 2006 Credit Facility.

Steel Scrap Volatility.  During fiscal 2008, we experienced significant increases in the cost of steel scrap used in our manufacturing process. From December 2007 to July 2008, the cost of steel scrap (measured by quoted prices for shredded steel by Iron Age publication for the Chicago market) rose $313 per ton and then decreased $218 per ton from July 2008 to September 2008. The cost of steel scrap has decreased by $187 per ton from September 2008 to March 2009 and increased by $102 per ton from March 2009 to September 2009. Of all the varying costs of raw materials, fluctuations in the cost of steel scrap impact our business the most. The cost for steel scrap is subject to market forces that are unpredictable and largely beyond our control, including demand by U.S. and international industries, freight costs and speculation. Although we have surcharge arrangements with our industrial customers that enable us to adjust industrial casting prices to reflect steel scrap cost fluctuations, these adjustments have historically lagged behind the current cost of steel scrap during periods of rapidly rising or falling steel scrap costs because these adjustments were generally based on average market costs for prior periods. We have made changes to our surcharge procedures with our industrial customers in an attempt to recover scrap cost increases on a more real time basis. We have historically recovered steel scrap cost increases for municipal products through periodic price increases. However, increases in steel scrap costs have forced us to institute price increases coupled with a surcharge on our municipal casting products. Steel scrap costs were more stable in fiscal 2009, but there can be no assurance that the volatility the market experienced in 2008 will not return. Our ability to recover steel scrap increases from our customers will determine the extent of the adverse effect they will have on our business, financial condition and results of operations.

Cost Reduction Actions.  On November 16, 2007, we announced a restructuring plan intended to reduce costs and improve general operating efficiencies. The restructuring primarily consisted of salaried headcount reductions at our operating facilities. In connection with the restructuring plan, we incurred employee termination costs of $1.2 million, on a pretax basis, which were recognized as a charge to operations during the first quarter of fiscal 2008.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2009 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

Net Sales.  Net sales for the year ended September 30, 2009 were $333.0 million, which was $177.8 million or 34.8% lower than the year ended September 30, 2008. Sales volume, as measured in tons sold, was down 35.0%. Sales of municipal products were down approximately $14.9 million for the year ended September 30, 2009 compared to the year ended September 30, 2008. Sales to the construction and agriculture equipment market were down approximately $20.8 million for the year ended September 30, 2009 compared to the year ended September 30, 2008. Sales to the HVAC market were down approximately $27.4 million for the year ended September 30, 2009 compared to the year ended September 30, 2008. Sales to the heavy-duty truck market were down approximately $57.1 million for the year ended September 30, 2009 compared to the year ended September 30, 2008. Sales to other markets were down approximately $57.6 million for the year ended September 30, 2009 compared to the year ended September 30, 2008.

Cost of Sales.  Cost of sales was $337.6 million for the year ended September 30, 2009, which was $112.2 million or 24.9% lower than the year ended September 30, 2008. The decrease was the result of production volumes and an approximate 25.7% decrease in raw material unit costs, principally in the price of steel scrap. The decrease was partially offset by $15.7 million in costs related to the closures of the Kendallville Facility and Gregg Facility, and the inability to spread fixed manufacturing costs over additional inventory due to lower production levels. Cost of sales as a percentage of net sales increased to 101.4% during the year ended September 30, 2009 from 88.1% for the fiscal year ended September 30, 2008.

Gross Profit (loss).  Gross loss was $4.6 million for the year ended September 30, 2009 as compared to a gross profit of $61.0 million for the year ended September 30, 2008. As a percentage of net sales, the gross loss was 1.4% during the year ended September 30, 2009, compared to a gross profit of 11.9% during the year ended September 30, 2008. The decrease in gross profit percentage was the result of the additional depreciation charges related to the closure of the Kendallville Facility and Gregg Facility, writedown of current assets to fair market value, other shutdown related costs, and a decreased ability to absorb fixed costs due to lower production levels.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the year ended September 30, 2009 were $34.3 million, a decrease of $4.6 million from the $38.9 million for the year ended September 30, 2008. The decrease was due to a $5.0 million reduction in wages and other expenses and $0.5 million received from the sale of emission credits, partially offset by a $0.9 million increase from higher Air Quality Management District expenses incurred at Gregg and the inclusion of Morgan’s operations. As a percentage of net sales, selling, general and administrative expenses increased to 10.3% for the year ended September 30, 2009 from 7.6% for the fiscal year ended September 30, 2008, due to reduced sales as discussed above.

Restructuring costs.  Restructuring costs for the year ended September 30, 2009 consisted of shutdown related costs of $4.1 million at the Kendallville Facility and Gregg Facility.

Goodwill impairment charge.  Goodwill impairment charge for the year ended September 30, 2009 consisted of our entire goodwill balance of $88.1 million.

Amortization of Intangible Assets.  Amortization of intangible assets was $8.5 million for the year ended September 30, 2009 and $7.1 million for the year ended September 30, 2008. The increase in amortization is the result of an impairment charge related to the intangible assets at Gregg.

Other Operating Expenses.  Other operating expenses for the years ended September 30, 2009 and 2008 consist of a gain of $0.1 million and $0.2 million, respectively, for the disposal of long-lived assets in the ordinary course of business.

Operating income (loss).  Operating loss was $139.6 million for the year ended September 30, 2009, as compared to an operating income of $15.2 million for the year ended September 30, 2008. As a percentage of net sales, operating loss was 41.9% for the year ended September 30, 2009 compared to the operating income of 3.0% for the year ended September 30, 2008. The decrease in operating results is attributable to the goodwill impairment charge, reduced sales volumes, and the additional depreciation charges related to long-lived assets and shutdown related costs at the Kendallville Facility and the Gregg Facility.

Net Interest Expense.  Net interest expense was $33.9 million and $32.4 million for the years ended September 30, 2009 and 2008, respectively. The increase in interest expense was the result of an increased level of borrowing on the 2006 Credit Facility and additional interest on payments previously deferred.

Refinancing costs.  Refinancing costs for the year ended September 30, 2009 consisted of fees for financial advisors and bank charges of $0.8 million associated with our efforts to refinance our current debt.

Provision for Income Taxes.  The effective tax rate for years ended September 30, 2009 and 2008 was 14% and 30%, respectively. The effective tax rate for the year ended September 30, 2009 includes the impact of the non-deductible goodwill impairment charge and an increase in the valuation allowance related to deferred tax assets.

Net Loss and Loss Per Share.  As a result of the items described above, the net loss was $149.9 million for the year ended September 30, 2009, compared to net loss of $12.0 million for the year ended September 30, 2008. On a diluted basis, the net loss per share was $10.14 for the year ended September 30, 2009, compared to the net loss per share of $0.87 for the year ended September 30, 2008.

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

Gross Profit.  Gross profit was $61.0 million for the year ended September 30, 2008, which was $13.7 million or 18.3% lower than the year ended September 30, 2007. Gross profit as a percentage of net sales decreased to 11.9% during the year ended September 30, 2008 from 15.4% for the fiscal year ended September 30, 2007, primarily as a result of the increased raw material costs and a decreased ability to absorb fixed costs due to lower production levels

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the year ended September 30, 2008 were $38.9 million, an increase of $0.8 million from the $38.1 million for the year ended September 30, 2007. As a percentage of net sales, selling, general and administrative expenses decreased to 7.4% for the year ended September 30, 2008 from 7.9% for the fiscal year ended September 30, 2007. The increase was due to restructuring costs incurred as a result of salaried headcount reductions at our operating facilities partially offset by lower legal and professional fees.

Amortization of Intangible Assets.  Amortization of intangible assets was $7.1 million for each of the years ended September 30, 2008 and September 30, 2007.

Other Operating Expenses.  Other operating expenses for the years ended September 30, 2008 and 2007 consist of a gain of $0.2 million and a loss of $0.5 million, respectively, for the disposal of long-lived assets in the ordinary course of business.

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

Debt Refinancing Costs.  We recorded $20.4 million of debt refinancing costs for the year ended September 30, 2007 related to the Refinancing Transactions (as defined in “Liquidity and Capital Resources — Refinancing Transactions”). This amount consisted of a $12.9 million tender premium paid to repurchase Neenah’s 11% Senior Secured Notes due 2010 (the “11% Notes”), $5.9 million to write off the unamortized portion of discount on the 11% Notes and $1.6 million to write off the unamortized portion of deferred financing costs on Neenah’s old indebtedness. There were no debt refinancing costs incurred during the year ended September 30, 2008.

Provision for Income Taxes.  The effective tax rate for years ended September 30, 2008 and 2007 was 30% and 39%, respectively. The effective tax rate for the year ended September 30, 2008 includes the favorable impact of the reversal of certain tax positions after the completion of an IRS audit.

Net Loss and Loss Per Share.  As a result of the items described above, the net loss was $12.0 million for the year ended September 30, 2008, compared to net loss of $13.9 million for the year ended September 30, 2007. On a diluted basis, the net loss per share was $0.87 for the year ended September 30, 2008, compared to the net loss per share of $1.31 for the year ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Refinancing Transactions.  On December 29, 2006, we repaid our outstanding indebtedness under Neenah’s then existing credit facility, repurchased all $133.1 million of the outstanding 11% Notes through an issuer tender offer, retired $75 million of Neenah’s outstanding 13% Senior Subordinated Notes due 2013 (the “13% Notes”) by exchanging them for $75 million of the 12 1/2% Notes in a private transaction, and called for redemption all $25 million of the 13% Notes that remained outstanding after the exchange for 12 1/2% Notes. Those remaining 13% Notes were redeemed on February 2, 2007. To fund these payments and to provide cash for our capital expenditures, ongoing working capital requirements and general corporate purposes, Neenah (a) issued $225 million of the 9 1/2% Notes and the $75 million of 12 1/2% Notes and (b) entered into the 2006 Credit Facility. The 9 1/2% Notes were initially issued in a private offering that was not registered under the Securities Act, and were subsequently registered pursuant to an exchange offer in which the unregistered notes were exchanged for freely transferable notes. That exchange offer was completed on April 18, 2007. We refer to these actions collectively as the “Refinancing Transactions.”

2006 Credit Facility.  As expanded by the utilization of the $10.0 million “accordion provision” in July 2008, the 2006 Credit Facility provides for borrowings in an amount up to $110.0 million and matures on December 31, 2011. Outstanding borrowings bear interest at rates based on the lenders’ Base Rate, as defined in the 2006 Credit Facility, or, if Neenah so elects, at an adjusted rate based on LIBOR. Pursuant to the Forbearance Agreement, the applicable margin for base rate loans was increased to 3.75%, the applicable margin for LIBOR loans was increased to 5.25% (and a floor of 1.50% was established for LIBOR) and the unused facility fee was increased to 1.00%. Availability under the 2006 Credit Facility is subject to customary conditions and is limited by our borrowing base determined by the amount of our accounts receivable, inventories and casting patterns and core boxes. Among other modifications to the borrowing base, the Forbearance Agreement (i) established a block of $1 million that acts to reduce availability under the borrowing base, (ii) confirmed the $1.5 million of additional reserves against availability under the borrowing base as set forth in the 2006 Credit Facility that had been established during 2009 and (iii) included other modifications to the calculation of the borrowing base under the 2006 Credit Facility. Amounts under the 2006 Credit Facility may be borrowed, repaid and reborrowed subject to the terms of the facility.

Most of Neenah’s wholly owned subsidiaries are co-borrowers under the 2006 Credit Facility and are jointly and severally liable for all obligations under the 2006 Credit Facility, subject to customary exceptions for transactions of this type. In addition, NFC Castings, Inc. (“NFC”), NEI’s immediate subsidiary, and Neenah’s remaining wholly owned subsidiaries jointly, fully, severally and unconditionally guarantee the borrowers’ obligations under the 2006 Credit Facility, subject to customary exceptions for transactions of this type. The borrowers’ and guarantors’ obligations under the 2006 Credit Facility are secured by first priority liens, subject to customary restrictions, on Neenah’s and the guarantors’ accounts receivable, inventories, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing, and by second priority liens (junior to the liens securing the 9 1/2% Notes) on substantially all of our and the guarantors’ remaining assets. The 9 1/2% Notes discussed below, and the guarantees in respect thereof, are equal in right of payment to the 2006 Credit Facility, and the guarantees in respect thereof.

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

Following the payment of interest on the 9 1/2% Notes on July 1, 2009, our unused availability remained below the $15.0 million threshold for three business days during the fourth quarter of fiscal 2009. As a result, we are required to measure the minimum fixed charge coverage ratio set forth in its 2006 Credit Facility, which was not satisfied for the period ending September 30, 2009, and were required to obtain additional financing or an amendment or waiver under the 2006 Credit Facility in order to avoid a covenant default. We have engaged a third party financial advisor to assist in enhancing our liquidity position. As of September 30, 2009, our borrowing base was $60.8 million and outstanding borrowings were $55.2 million. Therefore, our unused availability was $5.6 million.

9 1/2% Notes.  The $225.0 million of outstanding 9 1/2% Notes will mature on January 1, 2017. The 9 1/2% Notes are fully and unconditionally guaranteed by our existing and certain future direct and indirect wholly owned domestic restricted subsidiaries. The 9 1/2% Notes and the guarantees are secured by first-priority liens on substantially all of Neenah’s and the guarantors’ assets (other than accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing) and by second-priority liens, junior to the liens for the benefit of the lenders under the 2006 Credit Facility, on Neenah’s and the guarantors’ accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing. Interest on the 9 1/2% Notes is payable on a semi-annual basis. Subject to the restrictions in the 2006 Credit Facility, the 9 1/2% Notes are redeemable at our option in whole or in part at any time on or after January 1, 2012, at the redemption price specified in the indenture governing the 9 1/2% Notes (104.750% of the principal amount redeemed beginning January 1, 2012, 103.167% beginning January 1, 2013, 101.583% beginning January 1, 2014 and 100.000% beginning January 1, 2015 and thereafter), plus accrued and unpaid interest up to the redemption date. Subject to certain conditions, until January 1, 2010, we also have the right to redeem up to 35% of the 9 1/2% Notes with the proceeds of one or more equity offerings at a redemption price equal to 109.500% of the face amount thereof plus accrued and unpaid interest. Upon the occurrence of a “change of control” as defined in the indenture governing the notes, Neenah is required to make an offer to purchase the 9 1/2% Notes at 101.000% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The 9 1/2% Notes contain customary covenants typical for this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sales of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The 9 1/2% Notes also contain customary events of default typical for this type of financing, such as (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

12 1/2% Notes.  The $75.0 million of Neenah’s outstanding 12 1/2% Notes mature on September 30, 2013. The 12 1/2% Notes were issued to Tontine in exchange for an equal principal amount of Neenah’s 13% Notes that were then held by Tontine. The obligations under the 12 1/2% Notes are senior to Neenah’s subordinated unsecured indebtedness, if any, and are subordinate to the 2006 Credit Facility and the 9 1/2% Notes. Interest on the 12 1/2% Notes is payable on a semi-annual basis. Not less than 5% (500 basis points) of the interest on the 12 1/2% Notes must be paid in cash and the remainder (up to 7 1/2% or 750 basis points) of the interest may be deferred at our option. We must pay interest on any interest so deferred at a rate of 12 1/2% per annum. Neenah elected to defer the payment of 7 1/2% of the interest due on the 12 1/2% Notes with respect to the January 1, 2009 interest payment date (representing a deferral of an interest payment of approximately $2.8 million). On July 1, 2009, Neenah entered into an agreement with Tontine to defer the entire semi-annual interest payment on the 12 1/2% Notes (representing a deferral of an interest payment of approximately $4.7 million and interest on the previously deferred interest payment in the amount of $0.2 million) due on July 1, 2009. Neenah’s obligations under the 12 1/2% Notes are guaranteed on an unsecured basis by each of Neenah’s wholly owned subsidiaries. Subject to the restrictions in the 2006 Credit Facility and in the indenture for the 9 1/2% Notes, the 12 1/2% Notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice, at 100.000% of the principal amount thereof, plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a “change of control,” Neenah is required to make an offer to purchase the 12 1/2% Notes at 101.000% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The 12 1/2% Notes contain customary covenants typical for this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sales of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The 12 1/2% Notes also contain customary events of default typical for this type of financing, such as (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

Under the capital structure resulting from the Refinancing Transactions, we currently have no principal amortization requirements. We have been using cash flow from operations and a portion of our unused availability under the 2006 Credit Facility to fund the new mold line described above under “Recent Developments.”

For the fiscal years ended September 30, 2009 and 2008, capital expenditures were $13.4 million and $44.6 million, respectively. The level of capital expenditures for the year ended September 30, 2009 includes $3.6 million for the second phase of the new mold line at the Neenah location described above under “Recent Developments,” as well as normal capital expenditures necessary to maintain equipment and facilities. Capital expenditures for the year ended September 30, 2008 included $18.8 million (including capitalized interest of $1.2 million) for the new mold line at the Neenah location described above under “Recent Developments,” as well as normal capital expenditures necessary to maintain equipment and facilities.

The net cash provided by operating activities during the year ended September 30, 2009 was $16.7 million, an increase of $9.4 million over net cash of $7.3 million provided by operating activities during the year ended September 30, 2008. The increase in cash provided by operating activities was primarily due to the sale of inventory and collection of receivables at facilities no longer in operation partially offset by changes in other working capital accounts.

Future Liquidity and Capital Needs.  We are significantly leveraged. As of September 30, 2009, our outstanding indebtedness consisted of $225.0 million of outstanding 9 1/2% Notes, $1.6 million of capital lease obligations, $82.5 million of outstanding 12 1/2% Notes and $55.2 million of borrowings outstanding under the 2006 Credit Facility. Our ability to meet debt obligations will depend upon future operating performance which will be affected by many factors, some of which are beyond our control, and the results of our efforts to enhance our liquidity position. We expect that our primary sources of liquidity in the future will be cash flow from operations and borrowings on the remaining availability under the 2006 Credit Facility. However, recent trends impacting our performance, including a decline in our sales volumes in all markets, and the overall decline in the credit markets and ensuing economic uncertainty continue to adversely affect our financial results. These trends have put additional pressure on our ability to maintain availability under our 2006 Credit Facility as well as meet the relevant financial covenant, if and when applicable. As described above, on November 10, 2009, we entered into the Forbearance Agreement, pursuant to which the lenders under the 2006 Credit Facility agreed to, among other things, forbear from exercising certain of the lenders’ rights and remedies in respect of or arising out of certain specified defaults that had occurred as of November 10, 2009 and that were expected to occur during the effective period of the Forbearance Agreement, including Neenah’s anticipated failure to satisfy its minimum fixed charge coverage ratio under the 2006 Credit Facility for the 2009 fiscal year. Effective as of December 23, 2009, the Borrowers entered into the Forbearance Extension with the Lenders, pursuant to which the Lenders agreed to, among other things, waive certain additional specified defaults and extend the expiration date of the Forbearance Agreement until the earlier of January 15, 2010 or certain triggering events described above in “Liquidity and Debt Instruments.” In addition, we have not made the interest payments due January 1, 2010 on our 9 1/2% Notes and 12 1/2% Notes and may not be able to make such payments prior to the expiration of the applicable grace period.

A breach of a covenant or failure to make interest payments when due under any of our outstanding debt instruments could result in a default under such instrument and potentially a cross-default under other instruments. If an event of default arises, our lenders or noteholders could cause all amounts borrowed under these instruments to be due and payable immediately and the lenders under the 2006 Credit Facility could terminate their commitments to lend. We do not currently have cash available to satisfy these obligations if they were to be accelerated. We are exploring various strategic and restructuring alternatives, including a restructuring of our outstanding indebtedness, and have engaged a third party financial advisor. If we are unable to generate increased cash flows through improvements in the operation of our business and/or successfully restructure our indebtedness, we may be unable to continue as a going concern and/or may be compelled to file voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In addition, under certain circumstances, our creditors may file an involuntary petition for bankruptcy against us.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

The following table includes our significant contractual obligations at September 30, 2009 (in millions):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$300.0	$—	$—	$75.0	$225.0
Interest on long-term debt	208.3	38.9	61.5	54.5	53.4
Revolving line of credit	55.2	55.2	—	—	—
Interest and fees on revolving line of credit	2.1	2.1	—	—	—
Capital leases	1.6	0.2	0.5	0.5	0.4
Operating leases	5.8	2.0	2.6	1.2	—
New mold line commitments	3.5	3.5	—	—	—

Total contractual obligations	$576.5	$101.9	$64.6	$131.2	$278.8

As of September 30, 2009, other than the new mold line commitments listed above, which is the remaining portion budgeted for the completion of Neenah’s new mold line and those commitments created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days, we have no material purchase obligations. We also have long-term obligations related to our pension and post-retirement plans which are discussed in detail in Note 11 of the Notes to Consolidated Financial Statements. As of the most recent actuarial measurement date, we anticipate making $4.0 million of contributions to pension plans in fiscal 2010. Post-retirement medical claims are paid as they are submitted and are anticipated to be $0.4 million in fiscal 2010.

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

We believe that the most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the recoverability of certain assets including intangible assets other than goodwill and property, plant and equipment as well as those estimates used in the determination of reserves related to the allowance for doubtful accounts, inventory obsolescence, workers compensation, pensions and other post-retirement benefits and valuation allowances related to certain deferred tax assets. Various assumptions and other factors underlie the determination of these significant estimates. In addition to assumptions regarding general economic conditions, the process of determining significant estimates is fact-specific and accounts for such factors as historical experience, product mix and, in some cases, actuarial techniques. We constantly reevaluate these significant factors and make adjustments where facts and circumstances necessitate. Historically, our actual results have not significantly deviated from those determined using the estimates described above.

We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Defined-Benefit Pension Plans. We account for Neenah’s defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 158 “Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132(R)” (SFAS 158) (FASB Accounting Standards Codification (ASC) Topic 715), which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant element in determining our pension expense in accordance with formerly SFAS 158 is the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets will be 7.00% to 8.50%, depending on the plan. Over the long term, the rate of return on our pension plan assets has approximated these rates; therefore, we believe that our assumption of future returns is reasonable. The plan assets, however, have earned a rate of return substantially less than these rates in the last three years. Should this trend continue, our future pension expense would likely increase. At the measurement date, we determine the discount rate to be used to discount plan liabilities. We develop this rate with the assistance of our actuary using the Citigroup Pension Liability Curve and Index. We developed a level equivalent yield using the expected cash flows from the pension plans based on the September 30, 2009 Citigroup Pension Discount Curve and Index. This level equivalent yield was 5.56% at September 30, 2009. The Citigroup Pension Liability Curve and Index are published on the Society of Actuaries website along with a background paper on this interest rate curve. Based on these analyses, we have established our discount rate assumption for determination of the projected benefit obligation of the pension plans at 5.50%, based on a June 30, 2009 measurement date. Changes in discount rates over the past few years have not materially affected our pension expense. The net effect of changes in this rate, as well as other changes in actuarial assumptions and experience, has been deferred as allowed by formerly SFAS 158.

•	Other Postretirement Benefits. Neenah provides retiree health benefits to qualified employees under an unfunded plan. We use various actuarial assumptions including the discount rate and the expected trend in health care costs and benefit obligations for our retiree health plan. We used a discount rate of 5.50% in fiscal 2009. In 2009, our assumed healthcare cost trend rate was 8.5% decreasing gradually to 5.0% in 2016 and then remaining at that level thereafter. Changes in these rates could materially affect our future operating results and net worth. A one percentage point change in the healthcare cost trend rate would have the following effect (in thousands):

	1% Increase	1% Decrease

Effect on total of service cost and interest cost	$197	$(156)
Effect on postretirement benefit obligation	2,029	(1,606)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) (ASC Topic 715) which requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the balance sheet will reflect the funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position and provide additional disclosures. On September 30, 2007, the Company adopted the provisions of formerly SFAS 158 by recognizing the funded status of its defined benefit pension and postretirement benefit plans in the balance sheet. In addition, the Company was required to measure the plan assets and benefit obligations as of the date of the year-end balance sheet on September 30, 2009. See Note 11 of the Notes to Consolidated Financial Statements for further discussion and disclosures of the effect of adopting formerly SFAS 158 on the Company’s consolidated financial statements and notes thereto.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) (ASC Topic 820). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted formerly SFAS 157 effective October 1, 2008. The adoption of formerly SFAS 157 did not have a significant impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159) (ASC Topic 825). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted formerly SFAS 159 effective October 1, 2008. The adoption of formerly SFAS 159 did not have a significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R) (ASC Topic 805). SFAS No. 141R replaces SFAS No. 141, “Business Combinations”, and applies to all transaction or other events in which an entity obtains control of one or more businesses and combinations achieved without the transfer of consideration. This statement is effective for fiscal years beginning on or after December 15, 2008. We do not anticipate this pronouncement will have a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3) (ASC Topic 350). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value by allowing an entity to consider its own historical experience in renewing or extending the useful life of a recognized intangible asset. Formerly FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effects that formerly FSP 142-3 may have on its financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1) (ASC Topic 715), as an amendment to formerly SFAS No. 132 (revised 2003), to require additional disclosures about assets held in an employer’s pension and other postretirement benefit plans. Formerly FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effects that FSP 132(R)-1 may have on its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165) (ASC Topic 855). This statement provides disclosure requirements regarding subsequent events. The adoption of formerly SFAS 165 did not have a material impact on the Company’s results of operations and financial condition. See Note 8 to the consolidated financial statements for further information

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” — a replacement of SFAS No. 162 (SFAS 168). Formerly SFAS 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Formerly SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is deemed non-authoritative. Following formerly SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Amendments to the Codification are made by issuing a “FASB Accounting Standards Update” that will display an issue date expressed as the year with number sequence. The adoption of this standard and the codification is not expected to have a material effect on the Company’s financial position or results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. Although the 9 1/2% Notes and 12 1/2% Notes are subject to fixed interest rates, our earnings are affected by changes in short-term interest rates as a result of our borrowings under the 2006 Credit Facility. As of September 30, 2009, the Company had $55.2 million outstanding under the 2006 Credit Facility. If market interest rates for such borrowings increase or decrease by 1%, the Company’s interest expense would increase or decrease by approximately $0.6 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

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

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, NEI’s and Neenah’s management has concluded that, as of September 30, 2009, NEI’s and Neenah’s internal control over financial reporting was effective based on that framework.

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

The information called for by Item 10 of Form 10-K with respect to directors, executive officers and the audit committee is incorporated herein by reference to such information included in NEI’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be held (the “2010 Annual Meeting Proxy Statement”), under the captions “Proposal 1: Election of Directors — Terms Expiring in 2011”, and “Section 16(a) Beneficial Ownership Reporting Compliance,” and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. Additionally, the information included in the 2010 Annual Meeting Proxy Statement under the caption “Corporate Governance” is incorporated herein by reference.

Item 11.	Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the 2010 Annual Meeting Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation Tables and Supporting Information”, “Potential Payments Upon Termination or Change-In-Control”, and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the 2010 Annual Meeting Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the 2010 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence”.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the 2010 Annual Meeting Proxy Statement under the caption “Independent Registered Public Accounting Firm’s Fees and Services”.

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

(c) Financial Statements Excluded From Annual Report to Shareholders

Not Applicable

Report of Independent Registered Public Accounting Firm

The Board of Directors
Neenah Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Neenah Enterprises, Inc. and Subsidiaries (the Company) as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses and lack of liquidity raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 2. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 11 and 10 to the consolidated financial statements, on September 30, 2007 and on September 30, 2009, the Company changed its method of accounting for pension and postretirement healthcare benefits and on October 1, 2007, the Company changed its method of accounting for uncertainty in income taxes, respectively.

/s/  Ernst & Young LLP

Milwaukee, Wisconsin
January 13, 2010

Neenah Enterprises, Inc.

Consolidated Balance Sheets

	September 30
	2009	2008
	(In thousands, except share and per share data)

Assets
Current assets:
Cash	$—	$—
Accounts receivable, less allowance for doubtful accounts of $1,900 in 2009 and $2,828 in 2008	47,808	92,489
Inventories	45,431	71,015
Assets held for sale	2,960	—
Refundable income taxes	—	7,363
Deferred income taxes	—	4,610
Other current assets	3,209	4,486

Total current assets	99,408	179,963
Property, plant and equipment:
Land	4,573	7,706
Buildings and improvements	26,274	34,420
Machinery and equipment	153,754	162,558
Patterns	17,403	16,205
Construction in progress	4,793	1,979

	206,797	222,868
Less accumulated depreciation	67,529	62,628

	139,268	160,240
Deferred financing costs, net of accumulated amortization of $1,257 in 2009 and $800 in 2008	2,543	3,000
Identifiable intangible assets, net of accumulated amortization of $44,130 in 2009 and $35,629 in 2008	39,717	48,218
Goodwill	—	88,136
Other assets	5,675	6,942

	47,935	146,296

	$286,611	$486,499

Neenah Enterprises, Inc.

Consolidated Balance Sheets

	September 30
	2009	2008
	(In thousands, except
	share and per share data)

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,362	$39,452
Accrued wages and employee benefits	9,963	12,525
Accrued interest	5,449	5,572
Accrued interest — related party	10,254	2,344
Other accrued liabilities	4,277	2,669
Current portion of long-term debt	55,159	59,683
Current portion of capital lease obligations	58	71

Total current liabilities	101,522	122,316
Long-term debt	225,000	225,000
Long-term debt — related party	75,000	75,000
Capital lease obligations	1,524	400
Deferred income taxes	—	29,065
Postretirement benefit obligations	10,925	8,052
Pension benefit obligations	28,332	5,253
Other liabilities	6,794	6,369

Total liabilities	449,097	471,455
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 35,000,000 shares authorized, 15,385,622 and 14,625,326 issued and outstanding at September 30, 2009 and 2008, respectively	154	146
Capital in excess of par value	6,203	6,132
Retained earnings (accumulated deficit)	(141,940)	8,539
Accumulated other comprehensive income (loss)	(26,903)	227

Total stockholders’ equity (deficit)	(162,486)	15,044

	$286,611	$486,499

See accompanying notes.

Neenah Enterprises, Inc.

Consolidated Statements of Operations

	Years Ended September 30
	2009	2008	2007
	(In thousands, except share
	and per share data)

Net sales	$332,998	$510,818	$483,623
Cost of sales	337,646	449,773	408,904

Gross profit (loss)	(4,648)	61,045	74,719
Selling, general and administrative expenses	34,288	38,895	38,119
Amortization of intangible assets	8,501	7,143	7,121
Goodwill impairment charge	88,136	—	—
Restructuring costs	4,148	—	—
Loss (gain) on disposal of property, plant and equipment	(109)	(210)	453

Operating income (loss)	(139,612)	15,217	29,026
Other income (expense):
Interest expense	(24,181)	(23,094)	(24,610)
Interest expense — related party	(9,785)	(9,375)	(7,090)
Interest income	19	79	356
Debt refinancing costs	(803)	—	(20,429)

Loss before income taxes	(174,362)	(17,173)	(22,747)
Income tax benefit	(24,419)	(5,141)	(8,819)

Net loss	$(149,943)	$(12,032)	$(13,928)

Loss per share:
Basic	$(10.14)	$(0.87)	$(1.31)
Diluted	$(10.14)	$(0.87)	$(1.31)

See accompanying notes.

Neenah Enterprises, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
				Other
		Capital		Comprehensive
	Common	in Excess of	Retained	(Loss)
	Stock	Par Value	Earnings	Income	Total
	(In thousands)

Balance at September 30, 2006	$94	$5,477	$34,499	$(842)	$39,228
Exercise of stock warrants for 4,227,844 shares of common stock	43	168	—	—	211
Components of comprehensive loss:
Net loss	—	—	(13,928)	—	(13,928)
Pension liability adjustment, net of tax effect of $561	—	—	—	842	842

Total comprehensive loss					(13,086)
Stock based compensation	—	41	—	—	41
Adjustment to initially apply SFAS 158, net of tax effect of $2,764	—	—	—	4,171	4,171

Balance at September 30, 2007	137	5,686	20,571	4,171	30,565
Exercise of stock warrants for 952,562 shares of common stock	9	38	—	—	47
Components of comprehensive loss:
Net loss	—	—	(12,032)	—	(12,032)
Pension liability adjustment, net of tax effect of $(2,629)	—	—	—	(3,944)	(3,944)

Total comprehensive loss					(15,976)
Stock based compensation	—	408	—	—	408

Balance at September 30, 2008	146	6,132	8,539	227	15,044
Impact of the adoption of the measurement date provisions of SFAS 158 SFAS 158 net of tax effect of $0	—	—	(536)	—	(536)
Exercise of stock warrants for 750,000 shares of common stock	8	30	—	—	38
Components of comprehensive loss:
Net loss	—	—	(149,943)	—	(149,943)
Pension liability adjustment, net of tax effect of $0	—	—	—	(27,130)	(27,130)

Total comprehensive loss					(177,073)
Stock based compensation	—	41	—	—	41

Balance at September 30, 2009	$154	$6,203	$(141,940)	$(26,903)	$(162,486)

See accompanying notes.

Neenah Enterprises, Inc.

Consolidated Statements of Cash Flows

	Years Ended September 30
	2009	2008	2007
	(In thousands)

Operating activities
Net loss	$(149,943)	$(12,032)	$(13,928)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for obsolete inventories	4,926	67	669
Provision for bad debts	434	927	1,047
Depreciation	31,417	16,913	13,934
Goodwill impairment charge	88,136	—	—
Amortization of identifiable intangible assets	8,501	7,143	7,121
Amortization of deferred financing costs and discount on notes	457	457	862
Write-off of deferred financing costs and discount on notes	—	—	7,512
Loss(gain) on disposal of property, plant and equipment	(109)	(210)	453
Deferred income taxes	(17,092)	2,091	(2,578)
Stock based compensation expense	41	408	41
Changes in operating assets and liabilities:
Accounts receivable	44,247	(11,505)	3,029
Inventories	20,658	(6,325)	(3,018)
Accounts payable	(23,090)	11,133	(2,002)
Accrued liabilities	6,833	(3,455)	(741)
Postretirement benefit obligations	—	2,783	(245)
Pension benefit obligations	(1,714)	(3,544)	(1,139)
Other assets and liabilities	2,969	2,411	(5,837)

Net cash provided by operating activities	16,671	7,262	5,180
Investing activities
Purchase of property, plant and equipment	(13,431)	(44,583)	(48,733)
Proceeds from sale of property, plant and equipment	135	56	88
Acquisition of business	—	(4,349)	—
Other	—	(799)	(277)

Net cash used in investing activities	(13,296)	(49,675)	(48,922)
Financing activities
Net change in revolver balance	(4,524)	42,531	—
Proceeds from long-term debt	—	—	225,000
Proceeds from long-term debt — related party	—	—	75,000
Payments on long-term debt and capital lease obligations	(63)	(165)	(253,579)
Proceeds from new capital lease obligations	1,174	—	—
Debt issuance costs	—	—	(3,800)
Proceeds from the exercise of stock warrants	38	47	211

Net cash provided by (used in) financing activities	(3,375)	42,413	42,832

Increase (decrease) in cash	—	—	(910)
Cash at beginning of year	—	—	910

Cash at end of year	$—	$—	$—

Supplemental disclosures of cash flows information:
Interest paid	$26,160	$32,267	$29,898
Income taxes paid (received)	(7,030)	(4,664)	494

See accompanying notes.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements
September 30, 2009
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

Neenah has the following subsidiaries, all of which are wholly owned: Deeter Foundry, Inc. (Deeter); Mercer Forge Corporation and subsidiaries (Mercer); Dalton Corporation and subsidiaries (Dalton); Advanced Cast Products, Inc. and subsidiaries (Advanced Cast Products); Gregg Industries, Inc. (Gregg); Neenah Transport, Inc. (Transport), Morgan’s Welding, Inc. (Morgan’s) and Cast Alloys, Inc. (Cast Alloys), which is inactive. Deeter manufactures gray iron castings for the municipal market and special application construction castings. Mercer manufactures forged components for use in transportation, railroad, mining and heavy industrial applications and microalloy forgings for use by original equipment manufacturers and industrial end users. Dalton manufactures gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy-duty truck transmissions and other automotive parts. Advanced Cast Products manufactures ductile and malleable iron castings for use in various industrial segments, including heavy truck, construction equipment, railroad, mining and automotive. Prior to its closure (as discussed in Note 3 to the consolidated financial statements), Gregg manufactured gray and ductile iron castings for industrial and commercial use. Transport is a common and contract carrier licensed to operate in the continental United States. The majority of Transport’s revenues are derived from transport services provided to the Company. Morgan’s fabricates steel frames and grates for the municipal market.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of NEI and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably and to generate positive cash flows from operations. The Company has suffered recurring net losses and negative cash flows. The Company failed to satisfy its minimum fixed charge coverage ratio under the 2006 Credit Facility with respect to its 2009 fiscal year. On November 10, 2009, the borrowers under the 2006 Credit Facility entered into a forbearance agreement with the lenders of the 2006 Credit Facility. Pursuant to the forbearance agreement, the lenders agreed to, among other things, forbear from exercising certain of the lenders’ rights and remedies in respect of or arising out of certain specified defaults that had occurred as of November 10, 2009 and that are expected to occur during the effective period of the forbearance agreement. Effective December 23, 2009, the borrowers under the 2006 Credit Facility entered into an agreement pursuant to which the lenders agreed to, among other things, waive certain additional specified defaults and extend

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

the expiration date of the forbearance agreement to January 15, 2010. In the event the lenders under the 2006 Credit Facility cause the amounts borrowed to become due and immediately payable, the 9 1/2% Notes and 12 1/2% Notes would also become due and immediately payable. In addition, Neenah has not made the interest payments due January 1, 2010 on the 9 1/2% Notes or 12 1/2% Notes, each of which is subject to an applicable grace period. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company is pursuing various actions to improve its results of operations, cash flows and financial position. These actions include, but are not limited to, a restructuring of the Company’s Notes on terms that are more favorable to the Company. The Company has engaged a third party financial advisor to assist the Company in enhancing its liquidity position and/or restructuring its outstanding indebtedness. There can be no assurance that any of the strategic alternatives being considered by the Company will be successful or that the Company’s results of operations, cash flows and financial position will improve.

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

Inventories

Inventories at September 30, 2009 and 2008 are stated at the lower of cost or market. The cost of inventories at Neenah and Dalton is determined on the last-in, first-out (LIFO) method for substantially all inventories except supplies, for which cost is determined on the first-in, first-out (FIFO) method. The cost of inventories at Deeter, Mercer, Advanced Cast Products, Gregg and Morgan’s is determined on the FIFO method. LIFO inventories comprised 40% and 35% of total inventories at September 30, 2009 and 2008, respectively. If the FIFO method of inventory valuation had been used by all companies, inventories would have been approximately $13,875 and $20,495 higher than reported at September 30, 2009 and 2008, respectively.

Assets Held for Sale

Assets held for sale includes property and equipment at Gregg with an estimated fair market value of $2,960.

Property, Plant and Equipment

Property, plant and equipment acquired prior to September 30, 2003 are stated at fair value, as required by fresh start accounting. Additions to property, plant and equipment subsequent to October 1, 2003 are stated at cost. Depreciation is provided over the estimated useful lives (3 to 40 years) of the respective assets using the straight-line method.

Capitalized Interest

Interest is capitalized on the acquisition and construction of long-term capital projects. Capitalized interest in fiscal 2008 and 2007 was $1,248 and $1,027, respectively. No interest was capitalized in fiscal 2009.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred Financing Costs

Costs incurred to obtain long-term financing are amortized using the effective interest method over the term of the related debt.

Identifiable Intangible Assets

Identifiable intangible assets consist of customer lists, tradenames and other and are amortized on a straight-line basis over their estimated useful lives of 10 years, 40 years and 15 years, respectively.

Goodwill

In accordance with formerly SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) (ASC Topic 350), the Company applies a fair value-based impairment test to the net book value of goodwill on an annual basis, and if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value of the applicable reporting units. Estimated fair value is based on management judgments and assumptions and those fair values are compared with the aggregate carrying value of the reporting units. If the reporting unit carrying amount is greater than the fair value, then the second step must be completed to measure the amount of impairment, if any.

The second step calculates the implied fair value of goodwill of the reporting unit, which is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, an impairment loss is recognized equal to the difference.

During the second quarter of fiscal 2009, based on a combination of factors indicating potential impairment of goodwill, including deteriorating financial results from weakening economic conditions, reduced operating activity, and increases in the Company’s weighted average cost of capital, the Company performed an interim goodwill impairment test of each of its reporting units with a goodwill balance. The fair value of these reporting units was estimated based on a discounted projection of future cash flows. The discount rate used in determining discounted cash flows corresponded with the Company’s cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income were considered as well as business trends and market conditions. The Company concluded that the carrying amount of each reporting unit with a goodwill balance was greater than their respective fair values.

The Company recognized a non-cash charge of $88,136 in the second quarter of fiscal 2009 representing its best estimate of goodwill impairment, which was confirmed by the results of the second step analysis completed in the third quarter of fiscal 2009 with the assistance of a third party valuation firm.

The changes in the carrying amounts of segment goodwill for the year ended September 30, 2009 are as follows:

	Castings	Other	Consolidated

Balance at September 30, 2008	$86,699	$1,437	$88,136
Impairment charges	(86,699)	(1,437)	(88,136)

Balance at September 30, 2009	$—	$—	$—

Impairment of Long-Lived Assets

Property, plant and equipment and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

involve significant judgment. Based on such analyses, in fiscal 2009, the Company recorded an impairment charge of $1,379 related to intangible assets at the Gregg Facility. There was no impairment of long-lived assets recorded in fiscal 2008 or 2007.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $542, $1,048 and $793 for the years ended September 30, 2009, 2008 and 2007, respectively.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities and are measured using currently enacted tax rates and laws.

Financial Instruments

The carrying value of the Company’s financial instruments, including accounts receivable, accounts payable, borrowings under the revolving credit facility and capital lease obligations approximates fair value. The fair value of Neenah’s 9 1/2% Notes, based on quoted market prices, was approximately $191,250 at September 30, 2009 compared to a carrying value of $225,000. The Company has concluded that it is not practicable to determine the fair value of Neenah’s $75,000 12 1/2% Notes because they were issued to a related party.

Comprehensive Income/Loss

Comprehensive income/loss represents net income/loss plus any gains or losses that, in accordance with U.S. generally accepted accounting principles, are excluded from net income/loss and recognized directly as a component of stockholders’ equity.

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

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended September 30:

	2009	2008	2007

Numerator:
Income (loss) used in computing basic and diluted earnings per share:
Net loss	$(149,943)	$(12,032)	$(13,928)

Denominator:
Denominator for basic earnings per share — weighted-average common shares outstanding	14,792,826	13,860,634	10,663,274
Effect of dilutive securities — employee stock compensation plan	—	—	—
Effect of dilutive securities — stock warrants	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	14,792,826	13,860,634	10,663,274

At September 30, 2009, stock warrants to purchase 863,669 shares of common stock, stock options to purchase 109,000 shares of common stock and 10,296 restricted stock units were not included in the Company’s computation of dilutive securities because the effect would have been anti-dilutive.

At September 30, 2008, stock warrants to purchase 1,584,669 shares of common stock, 25,000 shares of non-vested restricted stock, stock options to purchase 123,000 shares of common stock and 10,296 restricted stock units were not included in the Company’s computation of dilutive securities because the effect would have been anti-dilutive.

At September 30, 2007, stock warrants to purchase 2,537,235 shares of common stock and 50,000 shares of non-vested restricted stock were not included in the Company’s computation of dilutive securities because the effect would have been anti-dilutive.

Stock Based Compensation

Effective October 1, 2005, the Company adopted the fair value recognition provisions of formerly SFAS 123(R) (ASC Topic 718), “Share-Based Payment,” using the prospective-transition method. Accordingly, the provisions of formerly SFAS No. 123(R) are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158) (FASB Accounting Standards Codification (ASC) Topic 715). SFAS 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the balance sheet will reflect the funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position and provide additional disclosures. On September 30, 2007, the Company adopted the provisions of formerly SFAS 158 by recognizing the funded status of its defined benefit pension and postretirement benefit plans in the balance sheet.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

The measurement date provisions of formerly SFAS 158 were adopted on September 30, 2009. See Note 11 to the consolidated financial statements for further information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) (ASC Topic 820). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted formerly SFAS 157 effective October 1, 2008. The adoption of formerly SFAS 157 did not have a significant impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of formerly FASB Statement No. 115” (SFAS 159) (ASC Topic 825). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted formerly SFAS 159 effective October 1, 2008. The adoption of formerly SFAS 159 did not have a significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (ASC Topic 805). SFAS No. 141 (revised 2007) replaces SFAS No. 141, “Business Combinations”, and applies to all transaction or other events in which an entity obtains control of one or more businesses and combinations achieved without the transfer of consideration. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not anticipate this pronouncement will have a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3) (ASC Topic 350). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value by allowing an entity to consider its own historical experience in renewing or extending the useful life of a recognized intangible asset. Formerly FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effects that formerly FSP 142-3 may have on its financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1) (ASC Topic 715), as an amendment to formerly SFAS No. 132 (revised 2003), to require additional disclosures about assets held in an employer’s pension and other postretirement benefit plans. Formerly FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effects that formerly FSP 132(R)-1 may have on its financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165) (ASC Topic 855). This statement provides disclosure requirements regarding subsequent events. On June 30, 2009, the Company adopted formerly SFAS No. 165. Other than the item already discussed above in “Liquidity and Debt Instruments,” the adoption of formerly SFAS 165 did not have a material impact on the Company’s results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” — a replacement of formerly SFAS No. 162 (SFAS 168). SFAS 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is deemed non-authoritative.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Following formerly SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Amendments to the Codification are made by issuing an “FASB Accounting Standards Update” that will display an issue date expressed as the year with number sequence. The adoption of this standard and the Codification did not have an effect on the Company’s financial position or results of operations or cash flows.

3.	Acquisition and Divestitures

Morgan’s Welding.  On August 5, 2008, the Company purchased substantially all of the assets of Morgan’s Welding, Inc. (Morgan’s), a steel fabricator located in Pennsylvania, for a cash purchase price of $4,088. In addition, the Company incurred $261 in direct costs related to the acquisition and assumed $564 of current liabilities. The purchase was financed through borrowings under the existing 2006 Credit Facility.

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

$4,349

Kendallville Closure.  Due to pressures of the overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general, in December 2008, the Company’s Board of Directors approved the closure of the Company’s Kendallville, Indiana, manufacturing facility. The facility ceased production on schedule in March, 2009, and the Company completed the plant shutdown during fiscal 2009. The shutdown resulted in 258 employee terminations. During the year ended September 30, 2009, the Company recorded charges of $2,528 for employee costs and $1,086 of other related costs in the restructuring line item, along with $3,831 for higher than normal depreciation and $3,625 to write down inventory and other current assets to market value, net of recoveries, in the cost of sales line item in the condensed consolidated statement of operations. The Kendallville facility was included in the Castings segment.

Gregg Closure.  In February 2009, the Company’s Board of Directors also approved the closure of the Company’s Gregg Industries, Inc. facility. The plant, located in El Monte, California, substantially ceased production in late April 2009. The facility’s foundry operations were closed during fiscal 2009 and its machining operations were ceased in October 2009. During the year ended September 30, 2009, the Company recorded charges of $7,546 for higher than normal depreciation and $740 to write down inventory to market value, net of recoveries, which have been included in the cost of sales line item in the accompanying condensed consolidated statement of operations. The closure of the Gregg facility is not expected to result in any material severance payments to employees and the Company is currently evaluating the impact of any other exit or closure related costs. The Gregg facility was included in the Castings segment.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Inventories

Inventories consisted of the following as of September 30:

	2009	2008

Raw materials	$5,497	$9,899
Work in process and finished goods	27,046	43,901
Supplies	12,888	17,215

	$45,431	$71,015

5.	Intangible Assets

Identifiable intangible assets consisted of the following as of September 30:

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer lists	$67,150	$40,217	$67,150	$33,515
Tradenames	16,542	3,851	16,542	2,063
Other	155	62	155	51

	$83,847	$44,130	$83,847	$35,629

The Company does not have any intangible assets deemed to have indefinite lives. The Company expects to recognize amortization expense of $7,102 in fiscal years 2010 through 2013 and expense of $402 in fiscal 2014.

6.	Long-Term Debt

Long-term debt consisted of the following as of September 30:

	2009	2008

12 1/2% Senior Subordinated Notes	$75,000	$75,000
9 1/2% Senior Secured Notes	225,000	225,000
Revolving credit facility	55,159	59,683

	355,159	359,683
Less current portion	55,159	59,683

	$300,000	$300,000

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

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

The 2006 Credit Facility provides for borrowings in an amount up to $110,000 and matures on December 31, 2011. Borrowings in the amount of $55,159 were outstanding and Neenah had unused availability of $5,659 under the 2006 Credit Facility as of September 30, 2009. Availability under the 2006 Credit Facility is subject to customary conditions and is limited by the Company’s borrowing base determined by the amount of accounts receivable, inventory, casting patterns and core boxes. Amounts under the 2006 Credit Facility may be borrowed, repaid and reborrowed subject to the terms of the facility. The interest rate on the 2006 Credit Facility is based on LIBOR (2.00% at September 30, 2009) or prime (3.25% at September 30, 2009) plus an applicable margin, based upon Neenah meeting certain financial statistics. The weighted-average interest rate on the outstanding borrowings under the 2006 Credit Facility at September 30, 2009 was 2.28%, compared to 4.32% at September 30, 2008. Substantially all of Neenah’s wholly owned subsidiaries are co-borrowers with Neenah under the 2006 Credit Facility. In addition, NFC Castings, Inc. and the remaining wholly owned subsidiaries of Neenah jointly, fully, severally and unconditionally guarantee Neenah’s obligations under the 2006 Credit Facility, subject to customary exceptions for transactions of this type.

The borrowers’ and guarantors’ obligations under the 2006 Credit Facility are secured by first priority liens, subject to customary restrictions, on Neenah’s and the guarantors’ accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing, and by second priority liens (junior to the liens securing the 9 1/2% Notes) on substantially all of our and the guarantors’ remaining assets. The 9 1/2% Notes, and the guarantees in respect thereof, are equal in right of payment to the 2006 Credit Facility, and the guarantees in respect thereof. Borrowings under the 2006 Credit Facility have been classified as current liabilities in the accompanying consolidated balance sheets in accordance with the consensus of Emerging Issues Task Force No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” (ASC Topic 470).

The 2006 Credit Facility requires the Company to observe certain customary conditions, affirmative covenants and negative covenants including “springing” financial covenants that require the Company to satisfy a trailing four quarter minimum interest coverage ratio of 2.0x (through the fiscal quarter ending December 31, 2008) or a trailing four quarter minimum fixed charge coverage ratio of 1.0x (commencing with the fiscal quarter ending March 31, 2009) if unused availability is less than $15.0 million for any period of three consecutive business days during a fiscal quarter. Following the payment of interest on Neenah’s 9 1/2% Senior Secured Notes due 2017 on July 1, 2009, the Company’s unused availability under its 2006 Credit Facility remained below the $15.0 million threshold applicable to its “springing” financial covenant for three business days during the fourth quarter of fiscal 2009. As a result, the Company is required to measure the minimum fixed charge coverage ratio set forth in its 2006 Credit Facility for the 2009 fiscal year.

The Company failed to satisfy its minimum fixed charge coverage ratio under the 2006 Credit Facility with respect to its 2009 fiscal year. On November 10, 2009, the borrowers under the 2006 Credit Facility entered into a forbearance agreement with the lenders of the 2006 Credit Facility. Pursuant to the forbearance agreement, the lenders agreed to, among other things, forbear from exercising certain of the lenders’ rights and remedies in respect of or arising out of certain specified defaults that had occurred as of November 10, 2009 and that are expected to occur during the effective period of the forbearance agreement. Effective December 23, 2009, the borrowers under the 2006 Credit Facility entered into an agreement pursuant to which the lenders agreed to, among other things, waive certain additional specified defaults and extend the expiration date of the forbearance agreement to January 15, 2010. In the event the lenders under the 2006 Credit Facility cause the amounts borrowed to become due and immediately payable, the 9 1/2% Notes and 12 1/2% Notes would also become due and immediately payable. In addition, Neenah has not made the interest payments due January 1, 2010 on the 9 1/2% Notes or 12 1/2% Notes, each of which is subject to an applicable grace period. See Note 2 to the consolidated financial statements for further information.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The 12 1/2% Notes are unsecured and mature on September 30, 2013. Interest of not less than 5% is payable in cash and the remainder (up to 7 1/2%) may be paid-in-kind semiannually on January 1 and July 1. On July 1, 2009 the Company entered into an agreement with Tontine Capital Partners, L.P., the holder of all the 12 1/2% Notes, to allow the Company to defer the entire semi-annual interest payment (representing a deferral of an interest payment of approximately $4.7 million and interest on the previously deferred interest payment of $0.2 million) due on July 1, 2009. The Company had previously elected to defer the payment of interest at an annual rate of 7 1/2% due on the 12 1/2% Notes with respect to the January 1, 2009 interest payment date (representing a deferral of an interest payment of approximately $2.8 million), as is permitted under the terms of the outstanding 12 1/2% Notes.

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

The Company leases certain plants, warehouse space, machinery and equipment, office equipment and vehicles under operating leases, which generally include renewal options. Rent expense under these operating leases for the years ended September 30, 2009, 2008 and 2007 totaled $2,602, $2,624 and $2,985, respectively.

During the year ended September 30, 2009, the Company financed purchases of property, plant and equipment totaling $1,008 by entering into capital lease obligations. Property, plant and equipment under leases accounted for as capital leases as of September 30 were as follows:

	2009	2008

Machinery and equipment	$1,606	$598
Less accumulated depreciation	563	265

	$1,043	$333

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Minimum rental payments due under operating and capital leases for fiscal years subsequent to September 30, 2009, are as follows:

	Operating	Capital
	Leases	Leases

2010	$2,030	$308
2011	1,521	308
2012	1,012	300
2013	749	334
2014	475	251
Thereafter	26	388

Total minimum lease payments	$5,813	1,889

Less amount representing interest		307

Present value of minimum lease payments		1,582
Less current portion		58

Capital lease obligations		$1,524

Approximately 70% of the Company’s employees (or approximately 92% of the Company’s hourly workforce) are covered by collective bargaining agreements.

The Company completed the installation phase of its $54 million capital project to replace a 40-year-old mold line at the Neenah facility in fiscal 2008. This new state-of-the-art mold line has significantly enhanced operating efficiencies, increased capacity and provided expanded molding capabilities for the municipal and industrial product lines. Start-up operations began on schedule during the third quarter of fiscal 2008. The second phase of the project includes enhanced core-making capabilities and the inclusion of ductile iron capacity. Due to the current downturn in all of our markets, the full efficiency and capability improvements from the new mold line have not yet been realized. At September 30, 2009, the Company had expended $53.0 million (including capitalized interest of $2.3 million) and an additional $3.5 million of expenditures are necessary to complete the second phase of the new mold line project as of such date. The Company is currently making the remaining expenditures necessary to complete the second phase of the project.

On November 5, 2008, the Company entered into a settlement agreement and release with the South Coast Air Quality Management District (District) to resolve outstanding notices of violation (NOVs) and to terminate an abatement order related to its Gregg facility. Aside from resolving the enforcement claims, the main purpose of the settlement agreement is to obligate the Company to undertake various operations measures and projects to reduce or eliminate odors associated with foundry operations. The Company has completed many of the tasks set forth in the settlement agreement. In light of the closure of the foundry, however, the Company has not completed, and will not complete, all of the tasks identified in the settlement agreement. Instead, the Company has advised the District that termination of foundry operations has achieved, or will achieve, odor elimination or mitigation which is superior to the odor control which would have been achieved had the Company implemented all the projects and measures set forth in the settlement agreement. The Company currently is discussing with the District how, when or if to modify or terminate the settlement agreement in light of the closure of the foundry. Since the 2008 settlement agreement, the District has issued the Gregg facility two NOVs, both of which remain pending. The Company has vigorously disputed the NOVs. The Company has explained, in writing, why both NOVs are not properly issued under law. The District has not yet responded to the Company’s rebuttal of the NOVs.

The Company is involved in various other claims and litigation in the normal course of business. In the judgment of management, the ultimate resolution of these matters is not likely to materially affect the Company’s consolidated financial statements.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Subsequent Events

The Company had no material events arise other than those already described between September 30, 2009 and January 13, 2010, the issue date of these consolidated financial statements.

9.	Stockholders’ Equity

The authorized capital of NEI consists of 1,000,000 shares of preferred stock, with a par value of $0.01 per share, and 35,000,000 shares of common stock, with a par value of $0.01 per share. All shares of common stock have equal voting rights. No shares of preferred stock have been issued. At September 30, 2009, NEI had 15,385,622 shares of common stock issued and outstanding along with stock warrants outstanding that are exercisable for an additional 834,669 shares of common stock. The warrants have an exercise price of $0.05 per share and expire on October 7, 2013.

The Company has a Management Equity Incentive Plan (the Plan) which provides for the issuance of share based awards to key employees and directors of the Company and its subsidiaries up to an aggregate total of 1,600,000 shares of NEI common stock. The Plan allows for the grant of incentive or non-qualified stock option awards and restricted stock awards. As of September 30, 2009, share based awards to purchase 606,408 shares of common stock were available for grant under the Plan. The Company records compensation expense for the Plan ratably over the vesting period.

In fiscal 2009, the Company recorded $25 of stock-based compensation expense associated with the outstanding stock options.

A summary of the Company’s stock option activity for the year ended September 30, 2009 is as follows:

		Weighted
		Average
		Exercise
	Options	Price

Options outstanding, beginning of the year	123,000	$7.77
Options granted	0	—
Options forfeited	(14,000)	7.77
Options exercised	0	—

Options outstanding, end of the year	109,000	$7.77

Options exercisable, end of the year	0

The Company uses the Black-Scholes valuation model to value stock options utilizing the following weighted average assumptions:

Risk-free interest rate	2.84%
Expected volatility	50.00%
Expected dividend yield	0.00%
Expected term (in years)	4.5

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

As of September 30, 2009, the Company had $50 of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted average period of 1.3 years.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock options outstanding as of September 30, 2009 were as follows:

Weighted
		Average	Weighted
		Remaining	Average	Aggregate
	Number	Contractual	Exercise	Intrinsic
Price Range	Outstanding	Life (In Years)	Price	Value

$7.77	109,000	5.3	$7.77	$—

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

Stock compensation expense recognized by the Company associated with restricted stock and restricted stock units for the years ended September 30, 2009, 2008 and 2007, was $16, $369 and $41, respectively.

10.	Income Taxes

As required by FASB Interpretation Number 48 (FIN 48) (ASC Topic 740), the Company has classified the amounts recorded for uncertain tax positions in the consolidated balance sheet at September 30, 2009 as other non-current liabilities to the extent that payment is not anticipated within one year. Prior year financial statements have not been restated. Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

Balance at October 1, 2008	$1,125
Gross decreases for tax positions of prior years	(594)
Gross increases for tax positions of the current year	4
Lapse of statute of limitations	(37)

Balance at September 30, 2009	$498

As of September 30, 2009, $498 of the unrecognized tax benefits would reduce the Company’s overall tax expense if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. During the year ended September 30, 2009, the Company recognized a gross benefit of $586 resulting from the release of accrued interest and penalties. Total accrued interest and penalties were $187 at September 30, 2009.

The Internal Revenue Service has audited the Company’s federal tax returns through September 30, 2008. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to two years after formal notification to the states.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Income tax expense (benefit) consisted of the following:

	Years Ended September 30
	2009	2008	2007

Current:
Federal	$(319)	$(7,759)	$(6,593)
State	204	527	352

	(115)	(7,232)	(6,241)
Deferred	(24,304)	2,091	(2,578)

	$(24,419)	$(5,141)	$(8,819)

The provision (credit) for income taxes differed from the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes as follows:

	Years Ended September 30
	2009	2008	2007

Provision at statutory rate	$(61,027)	$(6,011)	$(7,961)
State income taxes, net of federal taxes	133	343	(841)
Change in valuation allowance	6,569	1,864	—
Lapse of statute of limitations	—	(1,222)	—
Permanent difference due to goodwill write-off	30,342	—	—
Other	(436)	(115)	(17)

Provision (credit) for income taxes	$(24,419)	$(5,141)	$(8,819)

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax assets and liabilities consisted of the following as of September 30:

	2009	2008

Deferred income tax liabilities:
Property, plant and equipment	$(17,077)	$(17,750)
Identifiable intangible assets	(14,446)	(18,371)
Other	(556)	(521)

	(32,079)	(36,642)
Deferred income tax assets:
Inventories	2,487	492
Employee benefit plans	17,777	6,588
Accrued vacation	1,744	1,939
Other accrued liabilities	2,067	1,662
Federal and State net operating loss	30,156	1,919
Other	1,245	1,506

Total deferred tax assets	55,476	14,106
Valuation allowance for deferred income tax assets	(23,397)	(1,919)

	—	12,187

Net deferred income tax liability	$—	$(24,455)

Included in the consolidated balance sheets as:
Current deferred income tax asset	$5,948	$4,610
Noncurrent deferred income tax liability	17,449	(27,146)

	$23,397	$(22,536)
Valuation Allowance for deferred income tax assets	(23,397)	(1,919)

	$—	$(24,455)

As of September 30, 2009, the Company had federal and state net operating loss carryforwards of $72,098 and $94,163 respectively, which expire in varying amounts through fiscal 2029. A valuation allowance of $23,397 has been established against the net deferred tax asset at September 30, 2009 due to the uncertainty regarding the realization of the deferred tax benefit through future earnings.

11.	Employee Benefit Plans

Defined-Benefit Pension Plans and Postretirement Benefits

The Company sponsors five defined-benefit pension plans covering the majority of its hourly employees. Retirement benefits under the pension plans are based on years of service and defined-benefit rates. The Company follows a measurement date of September 30 for all of its pension plans. The Company previously used a June 30 measurement date for its pension plans. The Company funds the pension plans based on actuarially determined cost methods allowable under Internal Revenue Service regulations. During each of the years ended September 30, 2006 and 2007, the Company amended one of its defined-benefit pension plans to freeze its defined benefit rate and credited years of service. No curtailment gain or loss was required in conjunction with freezing these defined-benefit plans.

The Company also sponsors unfunded defined-benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. For salaried employees at Neenah, benefits are

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

provided from the date of retirement for the duration of the employee’s life, while benefits for hourly employees at Neenah are provided from retirement to age 65. Retirees’ contributions to the plans are based on years of service and age at retirement. The Company funds benefits as incurred.

Adoption of formerly SFAS 158 (ASC Topic 715)

As discussed in Note 2, on September 30, 2007, the Company adopted formerly SFAS 158 (ASC Topic 715), as it relates to recognizing the funded status of its defined benefit pension and postretirement health care plans in its consolidated balance sheets and related disclosure provisions. Funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets. Upon adoption, the Company recorded an adjustment to accumulated other comprehensive income (loss) representing the recognition of previously unrecorded pension and postretirement healthcare liabilities related to net unrecognized actuarial gains and unrecognized prior service costs and credits. These amounts will be subsequently recognized as a component of net periodic pension cost pursuant to the Company’s historical accounting policy for recognizing such amounts.

Formerly SFAS 158 (ASC Topic 715) also requires companies to measure the funded status of plans as of the date of the company’s fiscal year end, which the Company was required to adopt as of September 30, 2009. The Company previously used a June 30 measurement date for its deferred benefit and postretirement health care plans. Upon adoption, the Company recorded a decrease to the opening balance of retained earnings of $536. The adoption of SFAS did not affect taxes.

Amounts included in accumulated other comprehensive income, net of tax, at September 30, 2009 which have not yet been recognized in net periodic benefit cost were as follows:

		Other
	Pension	Postretirement
	Plans	Benefits

Prior service cost	$746	$2,113
Net actuarial (gain) loss	25,522	(1,478)

Amounts included in accumulated other comprehensive income, net of tax, at September 30, 2009 expected to be recognized in net periodic benefit cost during the fiscal year ending September 30, 2010 were as follows:

		Other
	Pension	Postretirement
	Plans	Benefits

Prior service cost	$69	$163
Net actuarial (gain) loss	(355)	(43)

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status

The following table summarizes the funded status of the pension plans and postretirement benefit plans and the amounts recognized in the consolidated balance sheets at September 30, 2009 and June 30, 2008:

	Pension		Postretirement
	Benefits		Benefits
	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation beginning of year	$73,065	$74,871	$8,468	$5,586
Service cost	1,716	1,503	340	313
Interest cost	6,014	4,543	732	528
Unrecognized prior service cost	—	—	—	—
Plan amendments	—	499	—	2,844
Actuarial gains (losses)	13,654	(5,210)	2,387	(214)
Benefits paid	(4,481)	(3,141)	(593)	(589)

Benefit obligation end of year	$89,968	$73,065	$11,334	$8,468

Change in plan assets:
Fair value of plan assets, July 1	$68,516	$70,716	$—	$—
Actual return (loss) on plan assets	(5,199)	(3,022)	—	—
Company contributions	1,330	3,963	593	589
Benefits paid	(4,481)	(3,141)	(593)	(589)

Fair value of plan assets, September 30	$60,168	$68,516	$—	$—

Funded status of the plans:
Benefit obligation in excess of plan assets	$(29,800)	$(4,549)	$(11,334)	$(8,468)
Fourth quarter contributions	—	—	6	148

	$(29,800)	$(4,549)	$(11,328)	$(8,320)

Amounts recognized in the consolidated balance sheets at September 30:
Prepaid benefit cost (long-term asset)	$—	$704	$—	$—
Accrued benefit liability (long-term liability)	(28,332)	(5,253)	(10,925)	(8,052)
Accrued benefit liability (current liability)	(1,468)	—	(396)	(268)

	$(29,800)	$(4,549)	$(11,321)	$(8,320)

The accumulated benefit obligation for the Company’s defined benefit pension plans was $89,968 and $73,065 at September 30, 2009 and 2008, respectively. At September 30, 2009, pension plans with benefit obligations in excess of plan assets had an aggregate projected benefit obligation of $89,968 and aggregate fair value of plan assets of $60,168.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Benefit Costs

Components of net periodic benefit cost for the years ended September 30 were as follows:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Service cost	$1,716	$1,503	$1,798	$340	$313	$179
Interest cost	6,014	4,543	4,421	732	528	324
Expected return on plan assets	(6,048)	(5,588)	(5,255)	—	—	—
Amortization of prior service cost (credit)	69	30	30	204	163	(32)
Recognized net actuarial (gain) loss	(139)	(14)	—	(207)	(206)	(275)

Net periodic benefit cost	$1,612	$474	$994	$1,069	$798	$196

Assumptions

Weighted-average assumptions used to determine benefit obligations as of September 30 were as follows:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008

Discount rate	5.50%	6.75%	5.50%	6.75%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30 were as follows:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	5.50%	6.25%	6.25%	5.50%	6.25%	6.25%
Expected long-term rate of return on plan assets	7.00% to 8.50%	7.50% to 8.50%	7.50% to 8.50%	—	—	—

For measurement purposes, the healthcare cost trend rate was assumed to be 8.5% decreasing gradually to 5.0% in 2016 and then remaining at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the healthcare cost trend rate would have the following effect:

	1% Increase	1% Decrease

Effect on total of service cost and interest cost	$197	$(156)
Effect on postretirement benefit obligation	2,029	(1,606)

Pension Plan Assets

The following table summarizes the weighted-average asset allocations of the pension plans at September 30:

	2009	2008

Asset category:
Equity securities	58%	55%
Debt securities	33	34
Real estate	3	5
Other	6	6

	100%	100%

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

The Company’s overall expected long-term rates of return on assets range from 7.00% to 8.50%. The expected long-term rates of return are based on the portfolio of each defined benefit pension plan as a whole and not on the sum of the returns of individual asset categories. The rates of return are based on historical returns adjusted to reflect the current view of the long-term investment market.

Benefit Payments and Contributions

The following benefit payments are expected to be paid for fiscal years subsequent to September 30, 2009:

2010	$3,770
2011	3,923
2012	4,062
2013	4,350
2014	4,701
2015 — 2019	30,016

$50,822

The Company expects to contribute $1,776 to its pension plans during fiscal 2010.

Defined-Contribution Retirement Plans

The Company sponsors various defined-contribution retirement plans (the Plans) covering substantially all salaried and certain hourly employees. The Plans allow participants to make 401(k) contributions in amounts ranging from 1% to 15% of their compensation. The Company matches between 35% and 50% of the participants’ contributions up to a maximum of 6% of the employee’s compensation, as defined. The Company may make additional voluntary contributions to the Plans as determined annually by the Board of Directors. Total Company contributions amounted to $593, $2,263 and $3,268 for the years ended September 30, 2009, 2008 and 2007, respectively.

Other Employee Benefits

The Company provides unfunded supplemental retirement benefits to certain active and retired employees at Dalton. At September 30, 2009, the present value of the current and long-term portion of these supplemental retirement obligations totaled $296 and $1,324, respectively. At September 30, 2008, the present value of the current and long-term portion of these supplemental retirement obligations totaled $279 and $1,607, respectively.

Certain of Dalton’s hourly employees are covered by a multi-employer, defined-contribution pension plan pursuant to a collective bargaining agreement. The Company’s expense for the years ended September 30, 2009, 2008 and 2007, was $138, $320 and $334, respectively.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

Substantially all of Mercer’s union employees are covered by a multiemployer, defined-contribution pension plan pursuant to a collective bargaining agreement. The Company’s expense for the years ended September 30, 2009, 2008 and 2007, was $141, $224 and $197, respectively.

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

	Years Ended September 30
	2009	2008	2007

Revenues from external customers:
Castings	$300,266	$461,391	$437,592
Forgings	24,948	41,258	37,113
Other	15,283	18,245	18,321
Elimination of intersegment revenues	(7,499)	(10,076)	(9,403)

	$332,998	$510,818	$483,623

Net income (loss):
Castings	$(146,616)	$(11,226)	$(12,540)
Forgings	(1,275)	(1,209)	(1,551)
Other	(2,557)	468	(150)
Elimination of intersegment income (loss)	505	(65)	223

	$(149,943)	$(12,032)	$(13,928)

Total assets:
Castings	$277,108	$471,509	$431,907
Forgings	19,715	26,324	19,015
Other	9,649	11,187	8,336
Elimination of intersegment assets	(19,861)	(22,521)	(15,284)

	$286,611	$486,499	$443,974

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Castings	Forgings	Other	Total

Year ended September 30, 2009:
Interest expense	$29,486	$3,781	$699	$33,966
Interest income	19	—	—	19
Income tax benefit	(21,009)	(3,165)	(245)	(24,419)
Depreciation and amortization expense	124,507	1,022	2,525	128,054
Expenditures for long-lived assets	12,537	762	132	13,431
Year ended September 30, 2008:
Interest expense	$28,412	$3,671	$386	$32,469
Interest income	73	6	—	79
Provision (credit) for income taxes	(6,930)	1,751	38	(5,141)
Depreciation and amortization expense	21,936	863	1,257	24,056
Expenditures for long-lived assets	39,478	4,817	288	44,583
Year ended September 30, 2007:
Interest expense	$27,649	$3,571	$480	$31,700
Interest income	349	7	—	356
Provision (credit) for income taxes	(9,933)	1,166	(52)	(8,819)
Depreciation and amortization expense	19,046	857	1,152	21,055
Expenditures for long-lived assets	47,475	563	695	48,733

Geographic Information

		Long-Lived
	Net Sales	Assets(1)

Year ended September 30, 2009:
United States	$318,192	$139,268
Foreign countries	14,806	—

	$332,998	$139,268

Year ended September 30, 2008:
United States	$486,433	$160,240
Foreign countries	24,385	—

	$510,818	$160,240

Year ended September 30, 2007:
United States	$462,597	$131,550
Foreign countries	21,026	—

	$483,623	$131,550

(1)	Represents property, plant and equipment.

Neenah Enterprises, Inc.

Notes to Consolidated Financial Statements — (Continued)

13.	Quarterly Results of Operations (Unaudited)

	Year Ended September 30, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$97,635	$79,863	$72,394	$83,106
Gross profit	2,324	(11,344)	35	4,337
Net income (loss)	(11,702)	(109,504)	(13,307)	(15,430)
Earnings (loss) per common share:
Basic	$(0.80)	$(7.50)	$(0.90)	$(0.94)
Diluted	(0.80)	(7.50)	(0.90)	(0.94)

	Year Ended September 30, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$101,225	$114,658	$154,322	$140,613
Gross profit	13,533	8,836	21,577	17,099
Net income (loss)	(3,779)	(6,281)	2,375	(4,347)
Earnings (loss) per common share:
Basic	$(0.28)	$(0.46)	$0.17	$(0.30)
Diluted	(0.28)	(0.46)	0.15	(0.30)

Report of Independent Registered Public Accounting Firm

The Board of Directors
Neenah Foundry Company

We have audited the accompanying consolidated balance sheets of Neenah Foundry Company and Subsidiaries (the Company) as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses and lack of liquidity raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 2. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 11 and 10 to the consolidated financial statements, on September 30, 2007 and on September 30, 2009, the Company changed its method of accounting for pension and postretirement healthcare benefits and on October 1, 2007, the Company changed its method of accounting for uncertainty in income taxes, respectively.

/s/  Ernst & Young LLP
Milwaukee, Wisconsin
January 13, 2010

Neenah Foundry Company

Consolidated Balance Sheets

	September 30
	2009	2008
	(In thousands, except share and per share data)

Assets
Current assets:
Cash	$—	$—
Accounts receivable, less allowance for doubtful accounts of $1,900 in 2009 and $2,828 in 2008	47,808	92,489
Inventories	45,431	71,015
Assets held for sale	2,960	—
Refundable income taxes	—	7,363
Deferred income taxes	—	4,610
Other current assets	3,209	4,486

Total current assets	99,408	179,963
Property, plant and equipment:
Land	4,573	7,706
Buildings and improvements	26,274	34,420
Machinery and equipment	153,754	162,558
Patterns	17,403	16,205
Construction in progress	4,793	1,979

	206,797	222,868
Less accumulated depreciation	67,529	62,628

	139,268	160,240
Deferred financing costs, net of accumulated amortization of $1,257 in 2009 and $800 in 2008	2,543	3,000
Identifiable intangible assets, net of accumulated amortization of $44,130 in 2009 and $35,629 in 2008	39,717	48,218
Goodwill	—	88,136
Other assets	5,675	6,942

	47,935	146,296

	$286,611	$486,499

See accompanying notes.

Neenah Foundry Company

Consolidated Balance Sheets

	September 30
	2009	2008
	(In thousands, except share and per share data)

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$16,362	$39,452
Accrued wages and employee benefits	9,963	12,525
Accrued interest	5,449	5,572
Accrued interest — related party	10,254	2,344
Other accrued liabilities	4,615	2,969
Current portion of long-term debt	55,159	59,683
Current portion of capital lease obligations	58	71

Total current liabilities	101,860	122,616
Long-term debt	225,000	225,000
Long-term debt — related party	75,000	75,000
Capital lease obligations	1,524	400
Deferred income taxes	—	29,065
Postretirement benefit obligations	10,925	8,052
Pension benefit obligations	28,332	5,253
Other liabilities	6,794	6,369

Total liabilities	449,435	471,755
Commitments and contingencies
Stockholder’s equity (deficit):
Common stock, par value $100 per share; 1,000 shares authorized, issued and outstanding	100	100
Capital in excess of par value	5,919	5,878
Retained earnings (accumulated deficit)	(141,940)	8,539
Accumulated other comprehensive income (loss)	(26,903)	227

Total stockholder’s equity (deficit)	(162,824)	14,744

	$286,611	$486,499

See accompanying notes.

Neenah Foundry Company

Consolidated Statements of Operations

		Years Ended
		September 30
	2009	2008	2007
	(In thousands)

Net sales	$332,998	$510,818	$483,623
Cost of sales	337,646	449,773	408,904

Gross profit (loss)	(4,648)	61,045	74,719
Selling, general and administrative expenses	34,288	38,895	38,119
Amortization expense	8,501	7,143	7,121
Goodwill impairment charge	88,136	—	—
Restructuring costs	4,148	—	—
Loss (gain) on disposal of property, plant and equipment	(109)	(210)	453

Operating income (loss)	(139,612)	15,217	29,026
Other income (expense):
Interest expense	(24,181)	(23,094)	(24,610)
Interest expense — related party	(9,785)	(9,375)	(7,090)
Interest income	19	79	356
Debt refinancing costs	(803)	—	(20,429)

Loss before income taxes	(174,362)	(17,173)	(22,747)
Income tax benefit	(24,419)	(5,141)	(8,819)

Net loss	$(149,943)	$(12,032)	$(13,928)

See accompanying notes.

Neenah Foundry Company

Consolidated Statements of Changes in Stockholder’s Equity

				Other
		Capital		Comprehensive
	Common	in Excess of	Retained	(Loss)
	Stock	Par Value	Earnings	Income	Total
	(In thousands)

Balance at September 30, 2006	$100	$5,429	$34,499	$(842)	$39,186
Components of comprehensive loss:
Net loss	—	—	(13,928)	—	(13,928)
Pension liability adjustment, net of tax effect of $561	—	—	—	842	842

Total comprehensive loss					(13,086)
Stock based compensation	—	41	—	—	41
Adjustment to initially apply SFAS 158, net of tax effect of $2,764	—	—	—	4,171	4,171

Balance at September 30, 2007	100	5,470	20,571	4,171	30,312
Components of comprehensive loss:
Net loss	—	—	(12,032)	—	(12,032)
Pension liability adjustment, net of tax effect of $(2,629)	—	—	—	(3,944)	(3,944)

Total comprehensive loss					(15,976)
Stock based compensation	—	408	—	—	408

Balance at September 30, 2008	$100	$5,878	$8,539	$227	$14,744
Impact of the adoption of the measurement date provisions of SFAS 158 net of tax effect of $0	—	—	(536)	—	(536)
Components of comprehensive loss:
Net loss	—	—	(149,943)	—	(149,943)
Pension liability adjustment, net of tax effect of $0	—	—	—	(27,130)	(27,130)
Total comprehensive loss					(177,073)

Stock based compensation	—	41	—	—	41

Balance at September 30, 2009	$100	$5,919	$(141,940)	$(26,903)	$(162,824)

See accompanying notes.

Neenah Foundry Company

Consolidated Statements of Cash Flows

		Years Ended
		September 30
	2009	2008	2007
	(In thousands)

Operating activities
Net loss	$(149,943)	$(12,032)	$(13,928)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for obsolete inventories	4,926	67	669
Provision for bad debts	434	927	1,047
Depreciation	31,417	16,913	13,934
Goodwill impairment charge	88,136	—	—
Amortization of identifiable intangible assets	8,501	7,143	7,121
Amortization of deferred financing costs and discount on notes	457	457	862
Write-off of deferred financing costs and discount on notes	—	—	7,512
Loss (gain) on disposal of property, plant and equipment	(109)	(210)	453
Deferred income taxes	(17,092)	2,091	(2,578)
Stock based compensation expense	41	408	41
Changes in operating assets and liabilities:
Accounts receivable	44,247	(11,505)	3,029
Inventories	20,658	(6,325)	(3,018)
Accounts payable	(23,090)	11,133	(2,002)
Accrued liabilities	6,871	(3,408)	(530)
Postretirement benefit obligations	—	2,783	(245)
Pension benefit obligations	(1,714)	(3,544)	(1,139)
Other assets and liabilities	2,969	2,411	(5,837)

Net cash provided by operating activities	16,709	7,309	5,391
Investing activities
Purchase of property, plant and equipment	(13,431)	(44,583)	(48,733)
Proceeds from sale of property, plant and equipment	135	56	88
Acquisition of business	—	(4,349)	—
Other	—	(799)	(277)

Net cash used in investing activities	(13,296)	(49,675)	(48,922)
Financing activities
Net change in revolver balance	(4,524)	42,531	—
Proceeds from long-term debt	—	—	225,000
Proceeds from long-term debt — related party	—	—	75,000
Payments on long-term debt and capital lease obligations	(63)	(165)	(253,579)
Proceeds from new capital lease obligations	1,174	—	—
Debt issuance costs	—	—	(3,800)

Net cash provided by (used in) financing activities	(3,413)	42,366	42,621

Increase (decrease) in cash	—	—	(910)
Cash at beginning of year	—	—	910

Cash at end of year	$—	$—	$—

Supplemental disclosures of cash flows information:
Interest paid	$26,160	$32,267	$29,898
Income taxes paid (received)	(7,030)	(4,664)	494

See accompanying notes.

Neenah Foundry Company

Notes to Consolidated Financial Statements
September 30, 2009
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

Neenah is a wholly owned subsidiary of NFC Castings, Inc., which is a wholly owned subsidiary of Neenah Enterprises, Inc. (NEI). Neenah has the following subsidiaries, all of which are wholly owned: Deeter Foundry, Inc. (Deeter); Mercer Forge Corporation and subsidiaries (Mercer); Dalton Corporation and subsidiaries (Dalton); Advanced Cast Products, Inc. and subsidiaries (Advanced Cast Products); Gregg Industries, Inc. (Gregg); Neenah Transport, Inc. (Transport), Morgan’s Welding, Inc. (Morgan’s) and Cast Alloys, Inc. (Cast Alloys), which is inactive. Deeter manufactures gray iron castings for the municipal market and special application construction castings. Mercer manufactures forged components for use in transportation, railroad, mining and heavy industrial applications and microalloy forgings for use by original equipment manufacturers and industrial end users. Dalton manufactures gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy-duty truck transmissions and other automotive parts. Advanced Cast Products manufactures ductile and malleable iron castings for use in various industrial segments, including heavy truck, construction equipment, railroad, mining and automotive. Prior to its closure (as discussed in Note 3 to the consolidated financial statements), Gregg manufactured gray and ductile iron castings for industrial and commercial use. Transport is a common and contract carrier licensed to operate in the continental United States. The majority of Transport’s revenues are derived from transport services provided to the Company. Morgan’s fabricates steel frames and grates for the municipal market.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Neenah and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably and to generate positive cash flows from operations. The Company has suffered recurring net losses and negative cash flows. The Company failed to satisfy its minimum fixed charge coverage ratio under the 2006 Credit Facility with respect to its 2009 fiscal year. On November 10, 2009, the borrowers under the 2006 Credit Facility entered into a forbearance agreement with the lenders of the 2006 Credit Facility. Pursuant to the forbearance agreement, the lenders agreed to, among other things, forbear from exercising certain of the lenders’ rights and remedies in respect of or arising out of certain specified defaults that had occurred as of November 10, 2009 and that are expected to occur during the effective period of the forbearance agreement. Effective December 23, 2009, the borrowers under the 2006 Credit Facility entered into an agreement pursuant to which the lenders agreed to, among other things, waive certain additional specified defaults and extend the expiration date of the forbearance agreement to January 15, 2010. In the event the lenders under the 2006 Credit Facility cause the amounts borrowed to become due and immediately payable, the 9 1/2% Notes and 12 1/2% Notes

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

would also become due and immediately payable. In addition, Neenah has not made the interest payments due January 1, 2010 on the 9 1/2% Notes or 12 1/2% Notes, each of which is subject to an applicable grace period. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company is pursuing various actions to improve its results of operations, cash flows and financial position. These actions include, but are not limited to, a restructuring of the Company’s Notes on terms that are more favorable to the Company. The Company has engaged a third party financial advisor to assist the Company in enhancing its liquidity position and/or restructuring its outstanding indebtedness. There can be no assurance that any of the strategic alternatives being considered by the Company will be successful or that the Company’s results of operations, cash flows and financial position will improve.

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

Inventories

Inventories at September 30, 2009 and 2008 are stated at the lower of cost or market. The cost of inventories at Neenah and Dalton is determined on the last-in, first-out (LIFO) method for substantially all inventories except supplies, for which cost is determined on the first-in, first-out (FIFO) method. The cost of inventories at Deeter, Mercer, Advanced Cast Products, Gregg and Morgan’s is determined on the FIFO method. LIFO inventories comprised 40% and 35% of total inventories at September 30, 2009 and 2008, respectively. If the FIFO method of inventory valuation had been used by all companies, inventories would have been approximately $13,875 and $20,495 higher than reported at September 30, 2009 and 2008, respectively.

Assets Held for Sale

Assets held for sale includes property and equipment at Gregg with an estimated fair market value of $2,960.

Property, Plant and Equipment

Property, plant and equipment acquired prior to September 30, 2003 are stated at fair value, as required by fresh start accounting. Additions to property, plant and equipment subsequent to October 1, 2003 are stated at cost. Depreciation is provided over the estimated useful lives (3 to 40 years) of the respective assets using the straight-line method.

Capitalized Interest

Interest is capitalized on the acquisition and construction of long-term capital projects. Capitalized interest in fiscal 2008 and 2007 was $1,248 and $1,027, respectively. No interest was capitalized in fiscal 2009.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Deferred Financing Costs

Costs incurred to obtain long-term financing are amortized using the effective interest method over the term of the related debt.

Identifiable Intangible Assets

Identifiable intangible assets consist of customer lists, tradenames and other and are amortized on a straight-line basis over their estimated useful lives of 10 years, 40 years and 15 years, respectively.

Goodwill

In accordance with formerly SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) (ASC Topic 350), the Company applies a fair value-based impairment test to the net book value of goodwill on an annual basis, and if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value of the applicable reporting units. Estimated fair value is based on management judgments and assumptions and those fair values are compared with the aggregate carrying value of the reporting units. If the reporting unit carrying amount is greater than the fair value, then the second step must be completed to measure the amount of impairment, if any.

The second step calculates the implied fair value of goodwill of the reporting unit, which is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, an impairment loss is recognized equal to the difference.

During the second quarter of fiscal 2009, based on a combination of factors indicating potential impairment of goodwill, including deteriorating financial results from weakening economic conditions, reduced operating activity, and increases in the Company’s weighted average cost of capital, the Company performed an interim goodwill impairment test of each of its reporting units with a goodwill balance. The fair value of these reporting units was estimated based on a discounted projection of future cash flows. The discount rate used in determining discounted cash flows corresponded with the Company’s cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income were considered as well as business trends and market conditions. The Company concluded that the carrying amount of each reporting unit with a goodwill balance was greater than their respective fair values.

The Company recognized a non-cash charge of $88,136 in the second quarter of fiscal 2009 representing its best estimate of goodwill impairment, which was confirmed by the results of the second step analysis completed in the third quarter of fiscal 2009 with the assistance of a third party valuation firm.

The changes in the carrying amounts of segment goodwill for the year ended September 30, 2009 are as follows:

	Castings	Other	Consolidated

Balance at September 30, 2008	$86,699	$1,437	$88,136
Impairment charges	(86,699)	(1,437)	(88,136)

Balance at September 30, 2009	$—	$—	$—

Impairment of Long-Lived Assets

Property, plant and equipment and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

involve significant judgment. Based on such analyses, in fiscal 2009, the Company recorded an impairment charge of $1,379 related to intangible assets at the Gregg Facility. There was no impairment of long-lived assets recorded in fiscal 2008 or 2007.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $542, $1,048 and $793 for the years ended September 30, 2009, 2008 and 2007, respectively.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities and are measured using currently enacted tax rates and laws.

Financial Instruments

The carrying value of the Company’s financial instruments, including accounts receivable, accounts payable, borrowings under the revolving credit facility and capital lease obligations approximates fair value. The fair value of the Company’s 9 1/2% Notes, based on quoted market prices, was approximately $191,250 at September 30, 2009 compared to a carrying value of $225,000. The Company has concluded that it is not practicable to determine the fair value of the $75,000 12 1/2% Notes because they were issued to a related party.

Comprehensive Income/Loss

Comprehensive income/loss represents net income/loss plus any gains or losses that, in accordance with U.S. generally accepted accounting principles, are excluded from net income/loss and recognized directly as a component of stockholder’s equity.

Stock Based Compensation

Effective October 1, 2005, the Company adopted the fair value recognition provisions of formerly SFAS 123(R) (ASC Topic 718), “Share-Based Payment,” using the prospective-transition method. Accordingly, the provisions of formerly SFAS No. 123(R) are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158) (ASC Topic 715). SFAS 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the balance sheet will reflect the funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position and provide additional disclosures. On September 30, 2007, the Company adopted the provisions of formerly SFAS 158 by recognizing the funded status of its defined benefit pension and postretirement benefit plans in the balance sheet. The measurement date provisions of formerly SFAS 158 were adopted on September 30, 2009. See Note 11 to the consolidated financial statements for further information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) (ASC Topic 820). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted formerly SFAS 157 effective October 1, 2008. The adoption of formerly SFAS 157 did not have a significant impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of formerly FASB Statement No. 115” (SFAS 159) (ASC Topic 825). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted formerly SFAS 159 effective October 1, 2008. The adoption of formerly SFAS 159 did not have a significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (ASC Topic 805). SFAS No. 141 (revised 2007) replaces SFAS No. 141, “Business Combinations”, and applies to all transaction or other events in which an entity obtains control of one or more businesses and combinations achieved without the transfer of consideration. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not anticipate this pronouncement will have a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3) (ASC Topic 350). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value by allowing an entity to consider its own historical experience in renewing or extending the useful life of a recognized intangible asset. Formerly FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effects that formerly FSP 142-3 may have on its financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1) (ASC Topic 715), as an amendment to formerly SFAS No. 132 (revised 2003), to require additional disclosures about assets held in an employer’s pension and other postretirement benefit plans. Formerly FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effects that formerly FSP 132(R)-1 may have on its financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165) (ASC Topic 855). This statement provides disclosure requirements regarding subsequent events. On June 30, 2009, the Company adopted formerly SFAS No. 165. Other than the item already discussed above in “Liquidity and Debt Instruments,” the adoption of formerly SFAS 165 did not have a material impact on the Company’s results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” — a replacement of formerly SFAS No. 162 (SFAS 168). SFAS 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is deemed non-authoritative. Following formerly SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Amendments to the Codification are made by issuing an “FASB Accounting Standards Update” that will display an issue date expressed as the year with number sequence. The adoption of this standard and the Codification did not have an effect on the Company’s financial position or results of operations or cash flows.

3.	Acquisition and Divestitures

Morgan’s Welding.  On August 5, 2008, the Company purchased substantially all of the assets of Morgan’s Welding, Inc. (Morgan’s), a steel fabricator located in Pennsylvania, for a cash purchase price of $4,088. In addition, the Company incurred $261 in direct costs related to the acquisition and assumed $564 of current liabilities. The purchase was financed through borrowings under the existing 2006 Credit Facility.

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

$4,349

Kendallville Closure.  Due to pressures of the overall weak economy and the particularly difficult economic issues facing the foundry industry and manufacturing in general, in December 2008, the Company’s Board of Directors approved the closure of the Company’s Kendallville, Indiana, manufacturing facility. The facility ceased production on schedule in March, 2009, and the Company completed the plant shutdown during fiscal 2009. The shutdown resulted in 258 employee terminations. During the year ended September 30, 2009, the Company recorded charges of $2,528 for employee costs and $1,086 of other related costs in the restructuring line item, along with $3,831 for higher than normal depreciation and $3,625 to write down inventory and other current assets to market value, net of recoveries, in the cost of sales line item in the condensed consolidated statement of operations. The Kendallville facility was included in the Castings segment.

Gregg Closure.  In February 2009, the Company’s Board of Directors also approved the closure of the Company’s Gregg Industries, Inc. facility. The plant, located in El Monte, California, substantially ceased production in late April 2009. The facility’s foundry operations were closed during fiscal 2009 and its machining operations were ceased in October 2009. During the year ended September 30, 2009, the Company recorded charges of $7,546 for higher than normal depreciation and $740 to write down inventory to market value, net of recoveries, which have been included in the cost of sales line item in the accompanying condensed consolidated statement of operations. The closure of the Gregg facility is not expected to result in any material severance payments to

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

employees and the Company is currently evaluating the impact of any other exit or closure related costs. The Gregg facility was included in the Castings segment.

4.	Inventories

Inventories consisted of the following as of September 30:

	2009	2008

Raw materials	$5,497	$9,899
Work in process and finished goods	27,046	43,901
Supplies	12,888	17,215

	$45,431	$71,015

5.	Intangible Assets

Identifiable intangible assets consisted of the following as of September 30:

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer lists	$67,150	$40,217	$67,150	$33,515
Tradenames	16,542	3,851	16,542	2,063
Other	155	62	155	51

	$83,847	$44,130	$83,847	$35,629

The Company does not have any intangible assets deemed to have indefinite lives. The Company expects to recognize amortization expense of $7,102 in fiscal years 2010 through 2013 and expense of $402 in fiscal 2014.

6.	Long-Term Debt

Long-term debt consisted of the following as of September 30:

	2009	2008

12 1/2% Senior Subordinated Notes	$75,000	$75,000
9 1/2% Senior Secured Notes	225,000	225,000
Revolving credit facility	55,159	59,683

	355,159	359,683
Less current portion	55,159	59,683

	$300,000	$300,000

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

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

(b) entered into an amended and restated revolving credit facility (the 2006 Credit Facility). The 12 1/2% Notes were issued in a related party transaction with a substantial stockholder of the Company’s ultimate parent, NEI, in exchange for 13% Notes held by such stockholder.

The 2006 Credit Facility provides for borrowings in an amount up to $110,000 and matures on December 31, 2011. Borrowings in the amount of $55,159 were outstanding and Neenah had unused availability of $5,659 under the 2006 Credit Facility as of September 30, 2009. Availability under the 2006 Credit Facility is subject to customary conditions and is limited by the Company’s borrowing base determined by the amount of accounts receivable, inventory, casting patterns and core boxes. Amounts under the 2006 Credit Facility may be borrowed, repaid and reborrowed subject to the terms of the facility. The interest rate on the 2006 Credit Facility is based on LIBOR (2.00% at September 30, 2009) or prime (3.25% at September 30, 2009) plus an applicable margin, based upon the Company meeting certain financial statistics. The weighted-average interest rate on the outstanding borrowings under the 2006 Credit Facility at September 30, 2009 was 2.28%, compared to 4.32% at September 30, 2008. Substantially all of Neenah’s wholly owned subsidiaries are co-borrowers with Neenah under the 2006 Credit Facility. In addition, NFC Castings, Inc. and the remaining wholly owned subsidiaries of Neenah jointly, fully, severally and unconditionally guarantee Neenah’s obligations under the 2006 Credit Facility, subject to customary exceptions for transactions of this type.

The borrowers’ and guarantors’ obligations under the 2006 Credit Facility are secured by first priority liens, subject to customary restrictions, on Neenah’s and the guarantors’ accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing, and by second priority liens (junior to the liens securing the 9 1/2% Notes) on substantially all of our and the guarantors’ remaining assets. The 9 1/2% Notes, and the guarantees in respect thereof, are equal in right of payment to the 2006 Credit Facility, and the guarantees in respect thereof. Borrowings under the 2006 Credit Facility have been classified as current liabilities in the accompanying consolidated balance sheets in accordance with the consensus of Emerging Issues Task Force No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” (ASC Topic 470).

The 2006 Credit Facility requires the Company to observe certain customary conditions, affirmative covenants and negative covenants including “springing” financial covenants that require the Company to satisfy a trailing four quarter minimum interest coverage ratio of 2.0x (through the fiscal quarter ending December 31, 2008) or a trailing four quarter minimum fixed charge coverage ratio of 1.0x (commencing with the fiscal quarter ending March 31, 2009) if unused availability is less than $15.0 million for any period of three consecutive business days during a fiscal quarter. Following the payment of interest on Neenah’s 9 1/2% Senior Secured Notes due 2017 on July 1, 2009, the Company’s unused availability under its 2006 Credit Facility remained below the $15.0 million threshold applicable to its “springing” financial covenant for three business days during the fourth quarter of fiscal 2009. As a result, the Company is required to measure the minimum fixed charge coverage ratio set forth in its 2006 Credit Facility for the 2009 fiscal year.

The Company failed to satisfy its minimum fixed charge coverage ratio under the 2006 Credit Facility with respect to its 2009 fiscal year. On November 10, 2009, the borrowers under the 2006 Credit Facility entered into a forbearance agreement with the lenders of the 2006 Credit Facility. Pursuant to the forbearance agreement, the lenders agreed to, among other things, forbear from exercising certain of the lenders’ rights and remedies in respect of or arising out of certain specified defaults that had occurred as of November 10, 2009 and that are expected to occur during the effective period of the forbearance agreement. Effective December 23, 2009, the borrowers under the 2006 Credit Facility entered into an agreement pursuant to which the lenders agreed to, among other things, waive certain additional specified defaults and extend the expiration date of the forbearance agreement to January 15, 2010. In the event the lenders under the 2006 Credit Facility cause the amounts borrowed to become due and immediately payable, the 9 1/2% Notes and 12 1/2% Notes would also become due and immediately payable. In addition, Neenah has not made the interest payments due January 1, 2010 on the 9 1/2% Notes or 12 1/2% Notes, each of which is subject to an applicable grace period. See Note 2 to the consolidated financial statements for further information.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

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

The 12 1/2% Notes are unsecured and mature on September 30, 2013. Interest of not less than 5% is payable in cash and the remainder (up to 7 1/2%) may be paid-in-kind semiannually on January 1 and July 1. On July 1, 2009 the Company entered into an agreement with Tontine Capital Partners, L.P., the holder of all the 12 1/2% Notes, to allow the Company to defer the entire semi-annual interest payment (representing a deferral of an interest payment of approximately $4.7 million and interest on the previously deferred interest payment of $0.2 million) due on July 1, 2009. The Company had previously elected to defer the payment of interest at an annual rate of 7 1/2% due on the 12 1/2% Notes with respect to the January 1, 2009 interest payment date (representing a deferral of an interest payment of approximately $2.8 million), as is permitted under the terms of the outstanding 12 1/2% Notes.

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

The Company leases certain plants, warehouse space, machinery and equipment, office equipment and vehicles under operating leases, which generally include renewal options. Rent expense under these operating leases for the years ended September 30, 2009, 2008 and 2007 totaled $2,602, $2,624 and $2,985, respectively.

During the year ended September 30, 2009, the Company financed purchases of property, plant and equipment totaling $1,008 by entering into capital lease obligations. Property, plant and equipment under leases accounted for as capital leases as of September 30 were as follows:

	2009	2008

Machinery and equipment	$1,606	$598
Less accumulated depreciation	563	265

	$1,043	$333

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Minimum rental payments due under operating and capital leases for fiscal years subsequent to September 30, 2009, are as follows:

	Operating	Capital
	Leases	Leases

2010	$2,030	$308
2011	1,521	308
2012	1,012	300
2013	749	334
2014	475	251
Thereafter	26	388

Total minimum lease payments	$5,813	1,889

Less amount representing interest		307

Present value of minimum lease payments		1,582
Less current portion		58

Capital lease obligations		$1,524

Approximately 70% of the Company’s employees (or approximately 92% of the Company’s hourly workforce) are covered by collective bargaining agreements.

The Company completed the installation phase of its $54 million capital project to replace a 40-year-old mold line at the Neenah facility in fiscal 2008. This new state-of-the-art mold line has significantly enhanced operating efficiencies, increased capacity and provided expanded molding capabilities for the municipal and industrial product lines. Start-up operations began on schedule during the third quarter of fiscal 2008. The second phase of the project includes enhanced core-making capabilities and the inclusion of ductile iron capacity. Due to the current downturn in all of our markets, the full efficiency and capability improvements from the new mold line have not yet been realized. At September 30, 2009, the Company had expended $53.0 million (including capitalized interest of $2.3 million) and an additional $3.5 million of expenditures are necessary to complete the second phase of the new mold line project as of such date. The Company is currently making the remaining expenditures necessary to complete the second phase of the project.

On November 5, 2008, the Company entered into a settlement agreement and release with the South Coast Air Quality Management District (District) to resolve outstanding notices of violation (NOVs) and to terminate an abatement order related to its Gregg facility. Aside from resolving the enforcement claims, the main purpose of the settlement agreement is to obligate the Company to undertake various operations measures and projects to reduce or eliminate odors associated with foundry operations. The Company has completed many of the tasks set forth in the settlement agreement. In light of the closure of the foundry, however, the Company has not completed, and will not complete, all of the tasks identified in the settlement agreement. Instead, the Company has advised the District that termination of foundry operations has achieved, or will achieve, odor elimination or mitigation which is superior to the odor control which would have been achieved had the Company implemented all the projects and measures set forth in the settlement agreement. The Company currently is discussing with the District how, when or if to modify or terminate the settlement agreement in light of the closure of the foundry. Since the 2008 settlement agreement, the District has issued the Gregg facility two NOVs, both of which remain pending. The Company has vigorously disputed the NOVs. The Company has explained, in writing, why both NOVs are not properly issued under law. The District has not yet responded to the Company’s rebuttal of the NOVs.

The Company is involved in various other claims and litigation in the normal course of business. In the judgment of management, the ultimate resolution of these matters is not likely to materially affect the Company’s consolidated financial statements.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

8.	Subsequent Events

The Company had no material events arise other than those already described between September 30, 2009 and January 13, 2010, the issue date of these consolidated financial statements.

9.	Stockholder’s Equity

The authorized capital of the Company consists of 1,000 shares of common stock, with a par value of $100 per share. All shares have equal voting rights.

NEI has a Management Equity Incentive Plan (the Plan) which provides for the issuance of share based awards to key employees and directors of NEI, the Company and their subsidiaries up to an aggregate total of 1,600,000 shares of NEI common stock. The Plan allows for the grant of incentive or non-qualified stock option awards and restricted stock awards. As of September 30, 2009, share based awards to purchase 606,408 shares of NEI common stock were available for grant under the Plan. The Company records compensation expense for the Plan ratably over the vesting period.

In fiscal 2009, the Company recorded $25 of stock-based compensation expense associated with the outstanding stock options.

A summary of the Company’s stock option activity for the year ended September 30, 2009 is as follows:

		Weighted
		Average
		Exercise
	Options	Price

Options outstanding, beginning of the year	123,000	$7.77
Options granted	0	—
Options forfeited	(14,000)	7.77
Options exercised	0	—

Options outstanding, end of the year	109,000	$7.77

Options exercisable, end of the year	0

The Company uses the Black-Scholes valuation model to value stock options utilizing the following weighted average assumptions:

Risk-free interest rate	2.84%
Expected volatility	50.00%
Expected dividend yield	0.00%
Expected term (in years)	4.5

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

As of September 30, 2009, the Company had $50 of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted average period of 1.3 years.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

NEI stock options outstanding as of September 30, 2009 were as follows:

Weighted
		Average	Weighted
		Remaining	Average	Aggregate
	Number	Contractual	Exercise	Intrinsic
Price Range	Outstanding	Life (In Years)	Price	Value

$7.77	109,000	5.3	$7.77	$—

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

Stock compensation expense recognized by the Company associated with restricted stock and restricted stock units for the years ended September 30, 2009, 2008 and 2007, was $16, $369 and $41, respectively.

10.	Income Taxes

As required by FASB Interpretation Number 48 (FIN 48) (ASC Topic 740), the Company has classified the amounts recorded for uncertain tax positions in the consolidated balance sheet at September 30, 2009 as other non-current liabilities to the extent that payment is not anticipated within one year. Prior year financial statements have not been restated. Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

Balance at October 1, 2008	$1,125
Gross decreases for tax positions of prior years	(594)
Gross increases for tax positions of the current year	4
Lapse of statute of limitations	(37)

Balance at September 30, 2009	$498

As of September 30, 2009, $498 of the unrecognized tax benefits would reduce the Company’s overall tax expense if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. During the year ended September 30, 2009, the Company recognized a gross benefit of $586 resulting from the release of accrued interest and penalties. Total accrued interest and penalties were $187 at September 30, 2009.

The Internal Revenue Service has audited the Company’s federal tax returns through September 30, 2008. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to two years after formal notification to the states.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Income tax expense (benefit) consisted of the following:

	Years Ended September 30
	2009	2008	2007

Current:
Federal	$(319)	$(7,759)	$(6,593)
State	204	527	352

	(115)	(7,232)	(6,241)
Deferred	(24,304)	2,091	(2,578)

	$(24,419)	$(5,141)	$(8,819)

The provision (credit) for income taxes differed from the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes as follows:

	Years Ended September 30
	2009	2008	2007

Provision at statutory rate	$(61,027)	$(6,011)	$(7,961)
State income taxes, net of federal taxes	133	343	(841)
Change in valuation allowance	6,569	1,864	—
Lapse of statute of limitations	—	(1,222)	—
Permanent difference due to goodwill write-off	30,342	—	—
Other	(436)	(115)	(17)

Provision (credit) for income taxes	$(24,419)	$(5,141)	$(8,819)

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax assets and liabilities consisted of the following as of September 30:

	2009	2008

Deferred income tax liabilities:
Property, plant and equipment	$(17,077)	$(17,750)
Identifiable intangible assets	(14,446)	(18,371)
Other	(556)	(521)

	(32,079)	(36,642)
Deferred income tax assets:
Inventories	2,487	492
Employee benefit plans	17,777	6,588
Accrued vacation	1,744	1,939
Other accrued liabilities	2,067	1,662
Federal and State net operating loss	30,156	1,919
Other	1,245	1,506

Total deferred tax assets	55,476	14,106
Valuation allowance for deferred income tax assets	(23,397)	(1,919)

	—	12,187

Net deferred income tax liability	$—	$(24,455)

Included in the consolidated balance sheets as:
Current deferred income tax asset	$5,948	$4,610
Noncurrent deferred income tax liability	17,449	(27,146)

	$23,397	$(22,536)
Valuation Allowance for deferred income tax assets	(23,397)	(1,919)

	$—	$(24,455)

As of September 30, 2009, the Company had federal and state net operating loss carryforwards of $72,098 and $94,163 respectively, which expire in varying amounts through fiscal 2029. A valuation allowance of $23,397 has been established against the net deferred tax asset at September 30, 2009 due to the uncertainty regarding the realization of the deferred tax benefit through future earnings.

11.	Employee Benefit Plans

Defined-Benefit Pension Plans and Postretirement Benefits

The Company sponsors five defined-benefit pension plans covering the majority of its hourly employees. Retirement benefits under the pension plans are based on years of service and defined-benefit rates. The Company follows a measurement date of September 30 for all of its pension plans. The Company previously used a June 30 measurement date for its pension plans. The Company funds the pension plans based on actuarially determined cost methods allowable under Internal Revenue Service regulations. During each of the years ended September 30, 2006 and 2007, the Company amended one of its defined-benefit pension plans to freeze its defined benefit rate and credited years of service. No curtailment gain or loss was required in conjunction with freezing these defined-benefit plans.

The Company also sponsors unfunded defined-benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. For salaried employees at Neenah, benefits are

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

provided from the date of retirement for the duration of the employee’s life, while benefits for hourly employees at Neenah are provided from retirement to age 65. Retirees’ contributions to the plans are based on years of service and age at retirement. The Company funds benefits as incurred.

Adoption of formerly SFAS 158 (ASC Topic 715)

As discussed in Note 2, on September 30, 2007, the Company adopted formerly SFAS 158 (ASC Topic 715), as it relates to recognizing the funded status of its defined benefit pension and postretirement health care plans in its consolidated balance sheets and related disclosure provisions. Funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets. Upon adoption, the Company recorded an adjustment to accumulated other comprehensive income (loss) representing the recognition of previously unrecorded pension and postretirement healthcare liabilities related to net unrecognized actuarial gains and unrecognized prior service costs and credits. These amounts will be subsequently recognized as a component of net periodic pension cost pursuant to the Company’s historical accounting policy for recognizing such amounts.

Formerly SFAS 158 (ASC Topic 715) also requires companies to measure the funded status of plans as of the date of the company’s fiscal year end, which the Company was required to adopt as of September 30, 2009. The Company previously used a June 30 measurement date for its deferred benefit and postretirement health care plans. Upon adoption, the Company recorded a decrease to the opening balance of retained earnings of $536. The adoption of SFAS did not affect taxes.

Amounts included in accumulated other comprehensive income, net of tax, at September 30, 2009 which have not yet been recognized in net periodic benefit cost were as follows:

		Other
	Pension	Postretirement
	Plans	Benefits

Prior service cost	$746	$2,113
Net actuarial (gain) loss	25,522	(1,478)

Amounts included in accumulated other comprehensive income, net of tax, at September 30, 2009 expected to be recognized in net periodic benefit cost during the fiscal year ending September 30, 2010 were as follows:

		Other
	Pension	Postretirement
	Plans	Benefits

Prior service cost	$69	$163
Net actuarial (gain) loss	(355)	(43)

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status

The following table summarizes the funded status of the pension plans and postretirement benefit plans and the amounts recognized in the consolidated balance sheets at September 30, 2009 and June 30, 2008:

	Pension		Postretirement
	Benefits		Benefits
	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation beginning of year	$73,065	$74,871	$8,468	$5,586
Service cost	1,716	1,503	340	313
Interest cost	6,014	4,543	732	528
Unrecognized prior service cost	—	—	—	—
Plan amendments	—	499	—	2,844
Actuarial gains (losses)	13,654	(5,210)	2,387	(214)
Benefits paid	(4,481)	(3,141)	(593)	(589)

Benefit obligation end of year	$89,968	$73,065	$11,334	$8,468

Change in plan assets:
Fair value of plan assets beginning of year	$68,516	$70,716	$—	$—
Actual return (loss) on plan assets	(5,199)	(3,022)	—	—
Company contributions	1,330	3,963	593	589
Benefits paid	(4,481)	(3,141)	(593)	(589)

Fair value of plan assets end of year	$60,168	$68,516	$—	$—

Funded status of the plans:
Benefit obligation in excess of plan assets	$(29,800)	$(4,549)	$(11,334)	$(8,468)
Fourth quarter contributions	—	—	6	148

	$(29,800)	$(4,549)	$(11,328)	$(8,320)

Amounts recognized in the consolidated balance sheets at September 30:
Prepaid benefit cost (long-term asset)	$—	$704	$—	$—
Accrued benefit liability (long-term liability)	(28,332)	(5,253)	(10,925)	(8,052)
Accrued benefit liability (current liability)	(1,468)	—	(396)	(268)

	$(29,800)	$(4,549)	$(11,321)	$(8,320)

The accumulated benefit obligation for the Company’s defined benefit pension plans was $89,968 and $73,065 at September 30, 2009 and 2008, respectively. At September 30, 2009, pension plans with benefit obligations in excess of plan assets had an aggregate projected benefit obligation of $89,968 and aggregate fair value of plan assets of $60,168.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Benefit Costs

Components of net periodic benefit cost for the years ended September 30 were as follows:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Service cost	$1,716	$1,503	$1,798	$340	$313	$179
Interest cost	6,014	4,543	4,421	732	528	324
Expected return on plan assets	(6,048)	(5,588)	(5,255)	—	—	—
Amortization of prior service cost (credit)	69	30	30	204	163	(32)
Recognized net actuarial (gain) loss	(139)	(14)	—	(207)	(206)	(275)

Net periodic benefit cost	$1,612	$474	$994	$1,069	$798	$196

Assumptions

Weighted-average assumptions used to determine benefit obligations as of September 30 were as follows:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008

Discount rate	5.50%	6.75%	5.50%	6.75%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30 were as follows:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	5.50%	6.25%	6.25%	5.50%	6.25%	6.25%
Expected long-term rate of return on plan assets	7.00% to 8.50%	7.50% to 8.50%	7.50% to 8.50%	—	—	—

For measurement purposes, the healthcare cost trend rate was assumed to be 8.5% decreasing gradually to 5.0% in 2016 and then remaining at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the healthcare cost trend rate would have the following effect:

	1% Increase	1% Decrease

Effect on total of service cost and interest cost	$197	$(156)
Effect on postretirement benefit obligation	2,029	(1,606)

Pension Plan Assets

The following table summarizes the weighted-average asset allocations of the pension plans at September 30:

	2009	2008
Asset category:
Equity securities	58%	55%
Debt securities	33	34
Real estate	3	5
Other	6	6

	100%	100%

Neenah Foundry Company

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

The Company’s overall expected long-term rates of return on assets range from 7.00% to 8.50%. The expected long-term rates of return are based on the portfolio of each defined benefit pension plan as a whole and not on the sum of the returns of individual asset categories. The rates of return are based on historical returns adjusted to reflect the current view of the long-term investment market.

Benefit Payments and Contributions

The following benefit payments are expected to be paid for fiscal years subsequent to September 30, 2009:

2010	$3,770
2011	3,923
2012	4,062
2013	4,350
2014	4,701
2015 — 2019	30,016

$50,822

The Company expects to contribute $1,776 to its pension plans during fiscal 2010.

Defined-Contribution Retirement Plans

The Company sponsors various defined-contribution retirement plans (the Plans) covering substantially all salaried and certain hourly employees. The Plans allow participants to make 401(k) contributions in amounts ranging from 1% to 15% of their compensation. The Company matches between 35% and 50% of the participants’ contributions up to a maximum of 6% of the employee’s compensation, as defined. The Company may make additional voluntary contributions to the Plans as determined annually by the Board of Directors. Total Company contributions amounted to $593, $2,263 and $3,268 for the years ended September 30, 2009, 2008 and 2007, respectively.

Other Employee Benefits

The Company provides unfunded supplemental retirement benefits to certain active and retired employees at Dalton. At September 30, 2009, the present value of the current and long-term portion of these supplemental retirement obligations totaled $296 and $1,324, respectively. At September 30, 2008, the present value of the current and long-term portion of these supplemental retirement obligations totaled $279 and $1,607, respectively.

Certain of Dalton’s hourly employees are covered by a multi-employer, defined-contribution pension plan pursuant to a collective bargaining agreement. The Company’s expense for the years ended September 30, 2009, 2008 and 2007, was $138, $320 and $334, respectively.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Substantially all of Mercer’s union employees are covered by a multiemployer, defined-contribution pension plan pursuant to a collective bargaining agreement. The Company’s expense for the years ended September 30, 2009, 2008 and 2007, was $141, $224 and $197, respectively.

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

	Years Ended September 30
	2009	2008	2007

Revenues from external customers:
Castings	$300,266	$461,391	$437,592
Forgings	24,948	41,258	37,113
Other	15,283	18,245	18,321
Elimination of intersegment revenues	(7,499)	(10,076)	(9,403)

	$332,998	$510,818	$483,623

Net income (loss):
Castings	$(146,616)	$(11,226)	$(12,540)
Forgings	(1,275)	(1,209)	(1,551)
Other	(2,557)	468	(150)
Elimination of intersegment income (loss)	505	(65)	223

	$(149,943)	$(12,032)	$(13,928)

Total assets:
Castings	$277,108	$471,509	$431,907
Forgings	19,715	26,324	19,015
Other	9,649	11,187	8,336
Elimination of intersegment assets	(19,861)	(22,521)	(15,284)

	$286,611	$486,499	$443,974

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

	Castings	Forgings	Other	Total

Year ended September 30, 2009:
Interest expense	$29,486	$3,781	$699	$33,966
Interest income	19	—	—	19
Income tax benefit	(21,009)	(3,165)	(245)	(24,419)
Depreciation and amortization expense	124,507	1,022	2,525	128,054
Expenditures for long-lived assets	12,537	762	132	13,431
Year ended September 30, 2008:
Interest expense	$28,412	$3,671	$386	$32,469
Interest income	73	6	—	79
Provision (credit) for income taxes	(6,930)	1,751	38	(5,141)
Depreciation and amortization expense	21,936	863	1,257	24,056
Expenditures for long-lived assets	39,478	4,817	288	44,583
Year ended September 30, 2007:
Interest expense	$27,649	$3,571	$480	$31,700
Interest income	349	7	—	356
Provision (credit) for income taxes	(9,933)	1,166	(52)	(8,819)
Depreciation and amortization expense	19,046	857	1,152	21,055
Expenditures for long-lived assets	47,475	563	695	48,733

Geographic Information

		Long-Lived
	Net Sales	Assets(1)

Year ended September 30, 2009:
United States	$318,192	$139,268
Foreign countries	14,806	—

	$332,998	$139,268

Year ended September 30, 2008:
United States	$486,433	$160,240
Foreign countries	24,385	—

	$510,818	$160,240

Year ended September 30, 2007:
United States	$462,597	$131,550
Foreign countries	21,026	—

	$483,623	$131,550

(1)	Represents property, plant and equipment.

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

13.	Subsidiary Guarantors

The following tables present condensed consolidating financial information as of September 30, 2009 and 2008 and for each of the three years in the period ended September 30, 2009 for: (a) Neenah, and (b) on a combined basis, the guarantors of the 9 1/2% Notes and the 12 1/2% Notes, which include all of the wholly owned subsidiaries of Neenah (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

Condensed Consolidating Balance Sheet

September 30, 2009

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash (overdraft)	$2,583	$(2,583)	$—	$—
Accounts receivable, net	27,551	20,257	—	47,808
Inventories	23,129	22,302	—	45,431
Assets held for sale	—	2,960	—	2,960
Other current assets	999	2,210	—	3,209

Total current assets	54,262	45,146	—	99,408
Investments in and advances to subsidiaries	70,808	—	(70,808)	—
Property, plant and equipment, net	94,934	44,334	—	139,268
Deferred financing costs and identifiable intangible assets, net	31,266	10,994	—	42,260
Other assets	1,648	4,027	—	5,675

	252,918	104,501	(70,808)	286,611

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$6,385	$9,977	$—	$16,362
Net intercompany payable	—	140,969	(140,969)	—
Accrued wages and employee benefits	3,467	6,496	—	9,963
Accrued interest	15,703	—	—	15,703
Other accrued liabilities	1,012	3,603	—	4,615
Current portion of long-term debt	55,159	—	—	55,159
Current portion of capital lease obligations	—	58	—	58

Total current liabilities	81,726	161,103	(140,969)	101,860
Long-term debt	300,000	—	—	300,000
Capital lease obligations	—	1,524	—	1,524
Postretirement benefit obligations	10,925	—	—	10,925
Pension benefit obligations	20,420	7,912	—	28,332
Other liabilities	2,671	4,123	—	6,794
Stockholder’s equity (deficit)	(162,824)	(70,161)	70,161	(162,824)

	$252,918	$104,501	$(70,808)	$286,611

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

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Operations

Year ended September 30, 2009

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$165,713	$172,880	$(5,595)	$332,998
Cost of sales	144,430	198,811	(5,595)	337,646

Gross profit	21,283	(25,931)	—	(4,648)
Selling, general and administrative expenses	18,855	15,433	—	34,288
Amortization expense	92,405	4,232	—	96,637
Restructuring costs	—	4,148	—	4,148
Loss (gain) on disposal of equipment	54	(163)	—	(109)

Operating income	(90,031)	(49,581)	—	(139,612)
Other income (expense):
Interest expense	(16,149)	(17,817)	—	(33,966)
Interest income	3	16	—	19
Refinancing cost	(803)	—	—	(803)

	(16,949)	(17,801)	—	(34,731)

Loss from operations before income taxes and equity in losses of subsidiaries	(106,980)	(67,366)	—	(174,362)
Credit for income taxes	(16,967)	(7,452)	—	(24,419)

	(90,013)	(59,914)	—	(149,943)
Equity in losses of subsidiaries	(59,914)	—	59,914	—

Net loss	$(149,943)	$(59,914)	$59,914	$(149,943)

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

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

Year ended September 30, 2009

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(149,943)	$(58,605)	$58,605	$(149,943)
Noncash adjustments	85,459	31,252	—	116,711
Changes in operating assets and liabilities	27,217	22,724	—	49,941

Net cash provided by (used in) operating activities	(37,267)	(4,629)	58,605	16,709
Investing activities
Investments in and advances to subsidiaries	51,910	6,695	(58,605)	—
Purchase of property, plant and equipment	(8,059)	(5,372)	—	(13,431)
Other	—	135	—	135

Net cash provided by (used in) investing activities	43,851	1,458	(58,605)	(13,296)
Financing activity
Net change in revolver balance	(4,524)	—	—	(4,524)
Payments on capital lease obligations	—	(63)	—	(63)
New capital lease obligations	—	1,174	—	1,174

Net cash provided by (used in) financing activities	(4,524)	1,111	—	(3,413)

Increase (decrease) in cash	2,060	(2,060)	—	—
Cash (overdraft) at beginning of year	523	(523)	—	—

Cash (overdraft) at end of year	$2,583	$(2,583)	$—	$—

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

Neenah Foundry Company

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

Year ended September 30, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(13,928)	$(15,567)	$15,567	$(13,928)
Noncash adjustments	18,773	10,288	—	29,061
Changes in operating assets and liabilities	(5,784)	(3,958)	—	(9,742)

Net cash provided by (used in) operating activities	(939)	(9,237)	15,567	5,391
Investing activities
Investments in and advances to subsidiaries	(7,368)	22,935	(15,567)	—
Purchase of property, plant and equipment	(36,234)	(12,499)	—	(48,733)
Other	256	(445)	—	(189)

Net cash provided by (used in) investing activities	(43,346)	9,991	(15,567)	(48,922)
Financing activity
Proceeds from long-term debt	300,000	—	—	300,000
Payments on long-term debt and capital lease obligations	(240,462)	(200)	—	(240,662)
Other	(16,717)	—	—	(16,717)

Net cash provided by (used in) financing activities	42,821	(200)	—	42,621

Increase (decrease) in cash	(1,464)	554	—	(910)
Cash (overdraft) at beginning of year	2,433	(1,523)	—	910

Cash (overdraft) at end of year	$969	$(969)	$—	$—

14.	Quarterly Results of Operations (Unaudited)

	Year Ended September 30, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$97,635	$79,863	$72,394	$83,106
Gross profit	2,324	(11,344)	35	4,337
Net income (loss)	(11,702)	(109,504)	(13,307)	(15,430)

	Year Ended September 30, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$101,225	$114,658	$154,322	$140,613
Gross profit	13,533	8,836	21,577	17,099
Net income (loss)	(3,779)	(6,281)	2,375	(4,347)

Report of Independent Registered Public Accounting Firm

The Board of Directors
Neenah Enterprises, Inc. and
Neenah Foundry Company

We have audited the consolidated financial statements of Neenah Enterprises, Inc. and Neenah Foundry Company as of September 30, 2009 and 2008 and for each of the three years in the period ended September 30, 2009, and have issued our reports thereon dated December 29, 2009 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in the index at Item 15(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
January 13, 2010

Schedule II

Neenah Enterprises, Inc.
Neenah Foundry Company
Valuation and Qualifying Accounts
Years ended September 30, 2007, 2008, and 2009

	Balance at	Additions
	Beginning	Charged to			Balance at
Description	of Period	Expense	Deductions		End of Period
	(Dollars in Thousands)

Allowance for doubtful accounts receivable:
2007	$1,885	$1,047	$670	(A)	$2,262

2008	$2,262	$927	$381	(A)	$2,828

2009	$2,828	$434	$1,362	(A)	$1,900

Reserve for obsolete inventory:
2007	$1,004	$669	$73	(B)	$1,600

2008	$1,600	$67	$417	(B)	$1,250

2009	$1,250	$4,926	$4,948	(B)	$1,228

Valuation allowance for deferred tax assets:
2007	$155	$—	$100	(C)	$55

2008	$55	$1,864	$—		$1,919

2009	$1,919	$21,478	$—		$23,397

(A)	Uncollectible accounts receivable written off, net of recoveries

(B)	Reduction for disposition of inventory

(C)	Adjustment of valuation allowance

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Date: January 13, 2010

NEENAH ENTERPRISES, INC.
NEENAH FOUNDRY COMPANY
(Registrants)

/s/ Jeffrey S. Jenkins
Jeffrey S. Jenkins
Corporate Vice President — Finance and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 13, 2010, by the following persons on behalf of the registrants and in the capacities indicated.

/s/ Robert E. Ostendorf, Jr. Robert E. Ostendorf, Jr.	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Jeffrey S. Jenkins Jeffrey S. Jenkins	Corporate Vice President - Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ Joseph Cerulli Joseph Cerulli	Director

/s/ Jeffrey G. Marshall Jeffrey G. Marshall	Director

/s/ David B. Gendell David B. Gendell	Director

/s/ Stephen E. K. Graham Stephen E. K. Graham	Director

/s/ Joseph V. Lash Joseph V. Lash	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Neenah Foundry Company does not intend to furnish an annual report or a proxy statement to its security holders.

NEENAH ENTERPRISES, INC.
and
NEENAH FOUNDRY COMPANY

EXHIBIT INDEX
TO
2009 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

2.1	Disclosure Statement for PrePetition of Votes with respect to the Prepackaged Joint Plan of Reorganization of ACP Holding Company (now known as Neenah Enterprises, Inc.), NFC Castings, Inc., and Neenah Foundry Company	Exhibit T3E-1 to Neenah Foundry Company’s application for qualification of indenture on Form T-3 filed 7/1/03 (File No. 022-28687)
2.2	Prepackaged Joint Plan of Reorganization of ACP Holding Company, NFC Castings, Inc., Neenah Foundry Company and Certain of its Subsidiaries under Chapter 11 of the United States Bankruptcy Code	Exhibit T3E-2 to Neenah Foundry Company’s application for qualification of indenture on Form T-3 filed 7/1/03 (File No. 022-28687)
3.1	Fourth Amended and Restated Certificate of Incorporation of Neenah Enterprises, Inc.	Exhibit 3.3 to Amendment No. 2 to Neenah Enterprises, Inc.’s Form 10 Registration Statement (SEC File No. 000-52681)
3.2	Amended and Restated Certificate [Articles] of Incorporation of Neenah Foundry Company	Exhibit 3.1 to Neenah Foundry Company’s Form 10-K for the fiscal year ended September 30, 2005 (the “2005 Form 10-K”)
3.3	Amended and Restated Certificate of Incorporation of NFC Castings, Inc.	Exhibit 3.3 to the 2005 Form 10-K
3.4	Amended and Restated Bylaws of Neenah Enterprises, Inc.	Exhibit 3.4 to Amendment No. 2 to Neenah Enterprises, Inc.’s Form 10 Registration Statement (SEC File No. 000-52681)
3.5	Amended Bylaws of Neenah Foundry Company	Exhibit 3.5 to the 2007 Form 10-K
3.6	Amended Bylaws of NFC Castings, Inc.	Exhibit 3.19 to the 2005 Form 10-K
4.1	Warrant Agreement, dated October 8, 2003 by and between ACP Holding Company and The Bank of New York as warrant agent	Exhibit 10.3 hereto
4.2	[Reserved]
4.3	Indenture by and among Neenah Foundry Company, the guarantors named therein, and The Bank of New York Trust Company, N.A., as Trustee, dated as of December 29, 2006, for the 9 1/2% Senior Secured Notes due 2017	Exhibit 10.4 hereto

Exhibit			Incorporated Herein	Filed
Number		Description	By Reference To	Herewith

4	.3(a)	Supplemental Indenture, dated as of September 30, 2008, to the Indenture, dated as of December 29, 2006, for the 9 1/2% Senior Secured Notes due 2017, by and among Neenah Foundry Company, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as Trustee	Exhibit 10.4(a) hereto
4.4		Form of Note for the 9 1/2% Senior Secured Notes due 2017	Exhibit 10.5 hereto
4.5		12 1/2% Senior Subordinated Note due 2013 issued by Neenah Foundry Company to Tontine Capital Partners, L.P., including the form of indenture relating to the 12 1/2% Senior Subordinated Notes due 2013	Exhibit 10.7 hereto
10.1		Amended and Restated Loan and Security Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Bank of America, N.A., as agent	Exhibit 10.13 to Neenah Foundry Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007
10	.1(a)	Amendment No. 1, dated as of February 9, 2007, to Amended and Restated Loan and Security Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Bank of America, N.A., as agent	Exhibit 10.6 to Neenah Foundry Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007
10	.1(b)	Increase Notice dated July 17, 2008, pursuant to Amended and Restated Loan and Security Agreement, as amended	Exhibit 10.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated July 17, 2008
10	.1(c)	Consent and Joinder to Loan and Security Agreement, dated as of August 5, 2008	Exhibit 10.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated August 5, 2008
10	.1(d)	Amendment No. 2 to Amended and Restated Loan and Security Agreement and Forbearance Agreement, dated as of November 10, 2009, among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Bank of America, N.A., as agent		X
10	.1(e)	Forbearance Extension, effective as of December 23, 2009, among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Bank of America, N.A., as agent		X

Exhibit			Incorporated Herein	Filed
Number		Description	By Reference To	Herewith

10.2		Subscription Agreement, dated as of October 7, 2003, by and among ACP Holding Company, Neenah Foundry Company, the subsidiary Guarantors named therein and the Investors as defined therein	Exhibit 10.2 to Neenah Foundry Company’s Form S-4 Registration Statement (File No. 333-111008) filed on December 8, 2003 (the “2003 Neenah Foundry Company Form S-4”)
10.3		Warrant Agreement, dated October 8, 2003, by and between ACP Holding Company and The Bank of New York as warrant agent	Exhibit 10.4 to the 2005 Form 10-K
10.4		Indenture by and among Neenah Foundry Company, the guarantors named therein, and The Bank of New York Trust Company, N.A., as Trustee, dated as of December 29, 2006, for the 9 1/2% Senior Secured Notes due 2017	Exhibit 4.1 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10	.4(a)	Supplemental Indenture, dated as of September 30, 2008, to the Indenture, dated as of December 29, 2006, for the 9 1/2% Senior Secured Notes due 2017, by and among Neenah Foundry Company, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as Trustee	Exhibit 4.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated September 30, 2008
10.5		Form of Note for the 9 1/2% Senior Secured Notes due 2017	Exhibit A to the Indenture filed as Exhibit 10.4 hereto
10.6		Registration Rights Agreement with respect to 9 1/2% Senior Secured Notes due 2017, by and among Neenah Foundry Company, the guarantors named therein, and Credit Suisse Securities (USA) LLC, dated December 29, 2006	Exhibit 4.3 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10.7		12 1/2% Senior Subordinated Note due 2013 issued by Neenah Foundry Company to Tontine Capital Partners, L.P., including the form of indenture relating to the 12 1/2% Senior Subordinated Note due 2013	Exhibit 4.2 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10	.7(a)	Note Guaranty, dated as of September 30, 2008, by Morgan’s Welding, Inc. in favor of Tontine Capital Partners, L.P. related to the 12 1/2% Senior Subordinated Notes due 2013	Exhibit 4.2 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated September 30, 2008
10.8		Registration Rights Agreement with respect to 12 1/2% Senior Subordinated Notes due 2013, by and among Neenah Foundry Company, the guarantors named therein, and Tontine Capital Partners, L.P., dated December 29, 2006	Exhibit 4.4 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

Exhibit			Incorporated Herein	Filed
Number		Description	By Reference To	Herewith

10.9		Exchange Agreement by and among Neenah Foundry Company, the guarantors named therein, and Tontine Capital Partners, L.P., dated December 29, 2006, relating to the exchange by Tontine of $75 million of Neenah Foundry Company’s 13% Senior Subordinated Notes due 2013 for the 12 1/2% Senior Subordinated Notes due 2013	Exhibit 10.1 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10	.10*	Amended and Restated Employment Agreement — Robert E. Ostendorf, Jr.	Exhibit 10.2 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated May 14, 2008
10	.11*	Amended and Restated Employment Agreement — John H. Andrews	Exhibit 10.3 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated May 14, 2008
10	.12*	Employment Agreement — Jeffrey S. Jenkins	Exhibit 10.4 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated May 14, 2008
10	.13*	Amended and Restated Employment Agreement — Frank Headington	Exhibit 10.6 to Neenah Enterprises, Inc.’s Quarterly Report on Form 10Q for the Quarter Ended June 30, 2008
10	.14*	Consulting Agreement — Gary LaChey	Exhibit 10.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated May 14, 2008
10	.15*	Form of Non-Qualified Stock Option Agreement under the Neenah Enterprises, Inc. Management Equity Incentive Plan	Exhibit 10.2 to Neenah Enterprises, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008
10	.16*	Summary of Non-Employee Director Compensation	Exhibit 10.16 to the 2008 Form 10-K
10	.16(a)*	Form of Directors Restricted Stock Unit Agreement under the Neenah Enterprises, Inc. Management Equity Incentive Plan	Exhibit 10.3 to Neenah Enterprises, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008
10	.17*	Amended and Restated 2003 Severance and Change of Control Plan	Exhibit 10.5 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated May 14, 2008
10	.18*	Neenah Foundry Company Executive Retirement Benefits Policy	Exhibit 10.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated February 18, 2008
10	.19*	Neenah Enterprises, Inc. Incentive Compensation Plan	Exhibit A to Neenah Enterprises, Inc. Proxy Statement for the 2008 Annual Meeting of Stockholders dated December 28, 2007
10	.20*	Neenah Enterprises, Inc. Management Equity Incentive Plan (an amendment and restatement of the Neenah Foundry Company 2003 Management Equity Incentive Plan)	Exhibit B to Neenah Enterprises, Inc.’s Proxy Statement for the 2008 Annual Meeting of Stockholders dated December 28, 2007

Exhibit			Incorporated Herein	Filed
Number		Description	By Reference To	Herewith

10.21		Intercreditor Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company, the guarantors named therein, Bank of America, N.A., as agent, and The Bank of New York Trust Company, N.A., as Trustee and collateral agent	Exhibit 10.2 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10	.21(a)	First Supplement to Intercreditor Agreement, dated as of September 30, 2008, to the Intercreditor Agreement, dated as of December 29, 2006, among Bank of America, N.A., as agent, The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as Trustee and collateral agent, Neenah Foundry Company and certain grantors (as defined therein)	Exhibit 10.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated September 30, 2008
10.22		Security Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company, its subsidiaries party thereto, and the various lenders party thereto in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.3 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10	.22(a)	Security Agreement, dated as of September 30, 2008, by Morgan’s Welding, Inc. in favor of The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.) for the benefit of the Secured Parties referred to therein	Exhibit 10.2 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated September 30, 2008
10.23		Pledge Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company and its subsidiaries party thereto in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.4 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

Exhibit			Incorporated Herein	Filed
Number		Description	By Reference To	Herewith

10	.23(a)	Pledge Amendment, dated as of September 30, 2008, by Neenah Foundry Company in favor of The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.) related to the Pledge Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company and its subsidiaries party thereto in favor of The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), for the benefit of the Secured Parties referred to therein	Exhibit 10.3 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated September 30, 2008
10.24		Copyright, Patent, Trademark and	Exhibit 10.5 to
		License Mortgage, dated as of December 29, 2006, by Neenah Foundry Company in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10.25		Copyright, Patent, Trademark and License Mortgage, dated as of December 29, 2006, by Advanced Cast Products, Inc. in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.6 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10.26		Copyright, Patent, Trademark and License Mortgage, dated as of December 29, 2006, by Peerless Corporation in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.7 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006
10.27		Registration Rights Agreement, dated October 8, 2003, by and between ACP Holding Company and the Initial Holders and Assignment of Rights thereunder.	Exhibit No. 3 to the Schedule 13D filed by Jeffrey L. Gendell, with respect to shares of Neenah Enterprises, Inc. directly owned by Tontine Capital partners, L.P. and by Tontine Capital Overseas Master Fund, L.P., on August 23, 2007
10	.28*	Consulting Agreement — Timothy Koller	Exhibit 10.28 to the 2008 Form 10-K
10	.29*	Letter Agreement, effective as of May 6, 2009, between Neenah Enterprises, Inc. and James Ackerman	Exhibit 10.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated May 6, 2009
10.30		Letter Agreement, dated July 1, 2009, between Tontine Capital Partners, L.P. and Neenah Foundry Company	Exhibit 10.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated July 1, 2009
10	.31*	Consulting and Release Agreement, dated September 14, 2009, between Neenah Enterprises, Inc. and John Andrews	Exhibit 10.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated September 14, 2009
12.1		Ratio of Earnings to Fixed Charges		X

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

21	Subsidiaries of Neenah Enterprises, Inc.		X
23	Consent of Independent Registered Public Accounting Firm		X
31.1	Certification of Chief Executive Officer of Neenah Enterprises, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer of Neenah Enterprises, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.3	Certification of Chief Executive Officer of Neenah Foundry Company pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.4	Certification of Chief Financial Officer of Neenah Foundry Company pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Neenah Enterprises, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Executive Officer and Chief Financial Officer of Neenah Foundry Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
99.1	Securities Purchase Agreement, dated as of May 19, 2006	Exhibit 99.1 to Neenah Foundry Company’s Current Report on Form 8-K dated May 19, 2006
99.2	Stock Purchase Agreement, dated as of May 19, 2006	Exhibit 99.2 to Neenah Foundry Company’s Current Report on Form 8-K dated May 19, 2006
99.3	Transfer Notice, dated as of May 19, 2006	Exhibit 99.3 to Neenah Foundry Company’s Current Report on Form 8-K dated May 19, 2006
99.4	Response Letter, dated May 22, 2006	Exhibit 99.4 to Neenah Foundry Company’s Current Report on Form 8-K dated May 19, 2006

*	Denotes management contract or executive compensation plan or arrangement.